Form 10QSB
period 2008-04-30
ERE MANAGEMENT INC
filed 2008-06-06
CIK 1415751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

ERE Management, Inc.
(Exact name of registrant as specified in charter)

Nevada	333-147250	98-0540833
(State or other jurisdiction	(Commission File	(IRS Employer
of incorporation)	Number)	Identification No.)

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

As of June 5 , 2008, 2,440,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Financial Statements-

Balance Sheet as of April 30, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
April 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended
April 30, 2008, and Cumulative from Inception	F-4

Notes to Financial Statements April 30, 2008	F-5

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF APRIL 30, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$17,929
Total current assets	17,929
Total Assets	$17,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$4,953
Total current liabilities	4,953
Total liabilities	4,953
Commitment and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 20,000,000 shares
authorized; 2,440,000 shares issued and outstanding	2,440
Additional paid-in capital	46,060
(Deficit) accumulated during the development stage	(35,524)
Total Stockholders' equity	12,976

Total Liabilities and Stockholders' Equity	$17,929

The accompanying notes to financial statements are
an integral part of this balance sheet.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2008, AND
CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH APRIL 30, 2008
(Unaudited)

	Three	Nine
	Months Ended	Months Ended	Cumulative
	April 30,	April 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Transfer agent fees	12,373	12,373	12,373
Legal fees - other	10,000	10,000	10,000
Accounting and audit fees	1,500	4,500	4,500
Consulting fees	-	4,000	4,000
Office rent	452	1,713	1,713
Web design fees	-	-	1,500
Filing fees	721	805	805
Legal fees - Incorporation	-	-	499
Bank service charges	-	113	113
Office supplies	-	21	21
(Loss) from Operations	(25,046)	(33,525)	(35,524)
Other Income (Expense)	-	-	-
Provision for Income Taxes	-	-	-
Net (Loss)	$(25,046)	$(33,525)	$(35,524)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,440,000	1,900,438

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND
CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH APRIL 30, 2008
(Unaudited)

	Nine
	Months Ended	Cumulative
	April 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(33,525)	$(35,524)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(499)	-
Accrued liabilities	(297)	4,953
Net Cash (Used in) Operating Activities	(34,321)	(30,571)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	42,000	62,000
Deferred offering costs	(9,750)	(13,500)
Net Cash Provided by Financing Activities	32,250	48,500
Net (Decrease) Increase in Cash	(2,071)	17,929
Cash - Beginning of Period	20,000	-
Cash - End of Period	$17,929	$17,929

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

1.     Summary of Significant Accounting Policies

    General Organization and Business

ERE Management, Inc. (“ERE” or the “Company”) is a Nevada corporation in the development stage. ERE was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, the Company has developed an online Content Management Systems (“CMS”) that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, ERE commenced a capital formation activity to effect a registration statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed an offering of its registered common stock as explained in Note 3.

    Unaudited Interim Financial Statements

The interim financial statements of ERE as of April 30, 2008, and for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of ERE as of July 31, 2007, filed with the SEC in its registration statement on Form SB-2 for additional information, including significant accounting policies.

    Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

    Revenue Recognition

ERE is in the development stage and has yet to realize revenues from operations. It plans to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, the Company plans to realize revenues when completion of services have occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three-month and nine-month periods ended April 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2008.

The Company has not issued any options or warrants since inception.

    Deferred Offering Costs

ERE defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of April 30, 2008, the Company had reclassified $13,500 of deferred offering costs to additional paid-in capital.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
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

ERE maintains a valuation allowance with respect to deferred tax assets. ERE stablishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Fair Value of Financial Instruments

ERE estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

    Concentration of Risk

As of April 30, 2008, ERE maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2008, and revenues and expenses for the period ended April 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

2.     Development Stage Activities and Going Concern

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, and

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

marketing plans. The business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling an online CMS that enables real estate agents to easily build a website to showcase their listings.

During the period from May 29, 2007, through April 30, 2008, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and President for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed an offering of its registered common stock as explained in Note 3.

While management of ERE believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be successful in the development of its CMS product, the sale of its planned product, or related services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. ERE has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about ERE’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.    Common Stock

ERE is authorized to issue 20,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the directors of ERE.

On July 16, 2007, ERE issued 1,600,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. As described in Note 3, on July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

In addition, in 2007, ERE commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The registration statement on Form SB-2 was filed with the SEC on

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed and closed the offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $41,000, with stock subscriptions receivable of $1,000. During the period ended April 30, 2008, ERE received $1,000 as full payment of the subscription receivable.

4.     Income Taxes

The provision (benefit) for income taxes for the nine-month period ended April 30, 2008, is as follows (assuming a 15% effective tax rate):

2008
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$5,029
Change in valuation allowance	(5,029)
Total deferred tax provision	$-

ERE had deferred income tax assets as of April 30, 2008, as follows:

2008
Loss carryforwards	$5,329
Less - Valuation allowance	(5,329)
Total net deferred tax assets	$-

As of April 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of $35,524 that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as ERE believes there is high probability that the carryforwards will not be

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5.    Related Party Transactions

As described in Notes 2 and 3, on July 16, 2007, ERE issued 1,600,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. On July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

On September 26, 2007, intellectual property rights were received from the Director and President of ERE for nil value. The Company received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

6.    Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option:

a)	may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;

b)	is irrevocable (unless a new election date occurs); and

c)	is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of ERE is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

-	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

-	disclosure of information about credit-risk-related contingent features; and

-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

In our management’s opinion, there is a need for software that allows real estate agents with no technical knowledge to build websites and post their listings and to maintain and update the websites with new product listings easily and quickly. We are focused on developing such CMS software products and offering them to independent and non-independent real estate agents.

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We believe that this capital formation activity will allow us to continue our product development, market our software product, and remain in business until the end of the 2008 fiscal year. If we are unable to generate revenues after the 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

Plan of Operation

Our specific goal is to develop our software product and to execute our marketing plan. Initially, we plan to commence marketing of our software product via direct distribution channels. We have started to devise our marketing strategy which we plan to begin to implement in the next fiscal quarter.

We will also distribute our software products through our website and third-party websites that sell complementary software programs. Third-party websites will be compensated via a commission for their sales.

Results of Operations

Revenues

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2008.

Expenses

Our expenses for the three-month period ended April 30, 2008 were $25,046, and for the first nine months of our 2008 fiscal year were $33,525. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended April 30, 2008 was $25,046. Our net loss for the first nine months of our 2008 fiscal year was $33,525. During the period from May 29, 2007 (date of inception), through April 30, 2008, we incurred a net loss of $35,524. This loss consisted primarily of incorporation costs and administrative expenses.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $1,200.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2008 reflects assets of $17,929 in the form of cash and cash equivalents. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $62,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

In their report on our financial statements as of July 31, 2007, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2008, that describes the circumstances that pertain to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ERE MANAGEMENT, INC.

Date: June 6 , 2008	By:	/s/ Joselito Christopher G. Imperial
Joselito Christopher G. Imperial
President and Chief Executive and Chief Financial Officer