Form 10KSB
period 2008-07-31
ERE MANAGEMENT INC
filed 2008-10-29
CIK 1415751

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-147250

ERE MANAGEMENT, INC.

(Name of small business issuer as specified in its charter)

Nevada	98-0540833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 Southern Eastern Avenue, Suite 200

Las Vegas, Nevada, 89123

________________________________________________________________________

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(702) 990-8402
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock

___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES______   NO___X____

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

The issuer had 2,440,000 shares of its common stock issued and outstanding as of October 28, 2008.

Documents Incorporated by Reference:                  None.

Transitional Small Business Disclosure Format:        No.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

 Item 1.    Description of Business

Overview of the Company

ERE Management, Inc. (the "Company" or "ERE") is a development stage company that was incorporated on May 29, 2007. We have developed our CMS software product beta format and a demo is available online on our website. We have not generated any revenue to date. Our Director has reserved a domain name for us and has also acquired web and email hosting.

We have developed our initial CMS software product (basic version) that enables real estate agents with no technical knowledge to easily build a website to showcase their listings. However, we do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our software product is designed to enable real estate agents to build and maintain websites without the need to employ a full-time web developer to create and maintain the website. In contrast to traditional methods of operation, we believe that our software product provides real estate agents with the ability to bring real estate listings to the market faster, to reach larger audiences, and to track and follow up with leads generated by their websites.

Our software product is designed to include an administration page that allows the entry of mega tags and keywords to enhance search engine hits, and a set of tools to enhance websites by enabling the creation of various website sections, such as a “contact us” contact information page, an “our team” description of agents page, and a mortgage calculator.

We will initially focus our marketing and sales efforts in North America, since this market represents a significant opportunity in terms of sales potential. The North American market is sophisticated, software savvy, and educated in terms of the need to increase productivity and time efficiency.

Our offices are currently located at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. Our telephone number is (702) 990-8402. Our website is located at www.eremanagement.com.

Our CMS Software Product

Our CMS software product will be available for download over the internet. The CMS software product will also include ASP source code and MySql database so it can be integrated with other products, such as customer relationship management databases. By following the easy-to-use installation guide, the user will be able to install and copy the application files to the web hosting server. Our CMS software program requires very limited time and technical expertise, while maintaining a high level of presentation. We plan to offer additional installation services for an additional fee to customers to assist with the installation of the our CMS software program on their web hosting server if they are unable to do so on their own after reading the installation guide. Our goal is to enable real-estate agents using our CMS software product to add/edit/delete property listings, including images, on their websites independently, without the need for technical assistance.

Marketing & Sales Strategy

We plan to implement an aggressive marketing strategy. We intend to focus on real estate agents in North America who do not have a website, or who are outsourcing their current web needs. The target audience is comprised of independent and company real estate agents. Our strategy consists of building strategic alliances with complementary products and industry alliances, a strong web presence, targeted e-mail campaigns, and cold calls by a knowledgeable sales force. We expect that this strategy will build revenues and establish our brand and our CMS software product.

Sales and Distribution

Our website will be an important factor in driving sales. We also plan to conduct e-mail campaigns and distribute our software through third party websites of complementary software programs. Marketing affiliates will be compensated via a commission for their sales.

Our Competition

There are currently other providers of similar CMS software products for real estate agents. Content management systems, include those to build websites, is a large and growing industry in North America. Competitive pressures and customer demand fuel the growth in this industry.

Many of the competitors in this industry are located in the United States. While there are many competitors, the industry supports a large number of competitors as demand is significant and growing. We see this competition as a benefit to us, as we have analyzed our competitors’ products and have looked for ways to improve and distinguish our product from the competition.

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our product will be over the internet.

Dependence on One or a Few Major Customers

The nature of our software product does not mandate any dependence on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We have developed a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name and our software product, we do not hold any other intellectual property.

Existing or Probable Government Regulations

There are no existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

•	Sales and other taxes;
•	User privacy;

•	Pricing controls;
•	Characteristics and quality of products and services;
•	Consumer protection;
•	Libel and defamation;
•	Copyright, trademark and patent infringement; and/or
•	Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our products and services in accordance with our business plan.

Research and Development Activities and Costs

We have incurred costs to date and have plans to undertake additional research and development activities.

Employees

As of October 28 2008, we have no employees. Our sole officer and Director provides services to us on an as-needed basis.

Risk Factors

We have a going concern opinion from our registered independent auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred a net loss of $45,400 for the period from May 29, 2007 (date of inception), through July 31, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our marketing our CMS software product to real estate agents and on our continuously upgrading our product and developing new products. Our ability to market and sell our products is unproven, and the lack of an operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the market acceptance of our CMS software product. Should our product be too narrowly focused or should real estate agents not be as responsive as we anticipate, we will not have in place alternate products or services that we may offer to ensure our continuing as a going concern.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the continuing development of our CMS software product and with the marketing and sale of our CMS software product. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our sole executive officer and Director has significant voting power and may take actions that may be different than actions sought by our other stockholders.

The sole officer and Director will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our sole officer and Director may continue to work or consult for other companies, his other activities could slow down our operations.

Our sole officer and Director is not required to work exclusively for us and does not devote all of his time to our operations. Presently, our sole officer and Director allocates only a portion of his time to the operation our business. Since our sole officer and Director is currently employed full-time elsewhere, he is able to commit to us only up to 10 to 15 hours a week. Therefore, it is possible that his pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

Our sole officer and Director is located in the Philippines.

Since our sole officer and Director is located in the Philippines, any attempts to enforce liabilities upon such individual under the United States securities and bankruptcy laws may be difficult.

Internet based software products are subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet software product market, we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	Identifying and responding to real estate agents’ demands for new products and services;
•	Keeping abreast of technological changes;
•	Timely developing and implementing new product offerings and features;
•	Maintaining performance quality;
•	Providing cost-effective service and support; and
•	Promoting our products and services and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products or services in a timely manner, if such new or enhanced products or services do not achieve sufficient market acceptance, or if such new or enhanced product introductions decrease demand for our existing products or services, our operating results would decline and our business would not grow.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors, such as Moneymaker4agents.com, and Realtystar.com, have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater name credibility with our potential customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our sole officer and Director and other key employees and contractors who have critical technological knowledge, industry experience, and relationships that we rely on to implement our business plan. The loss of the services of our sole officer and Director or the lack of availability of other skilled personnel would negatively impact our ability to develop, market, and sell our products, which could adversely affect our financial results and impair our growth.

Our success depends on third-party distribution channels.

We intend to sell our products ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our products through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

Future regulation of the internet and/or of use of the internet by real estate agents could restrict our business, prevent us from offering our products, or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including the posting of real estate listings on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet heightens the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the products and services that we provide.

Our ability to provide support services will depend on our ability to avoid and mitigate any interruptions in service or loss of data that we may face. Interruptions in service or performance problems, for whatever reason, including interruptions resulting from of our systems and data centers being vulnerable to natural disasters and other unexpected problems may hinder our ability to respond to customer needs and cause us to lose customers or make it more difficult to attract new ones.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our software, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims may become more common. Any claims against us, regardless of their merit, could:

•	Be expensive and time consuming to defend;
•	Result in negative publicity;

•	Force us to stop selling our products that rely on the challenged intellectual property;
•	Require us to redesign our software products;
•	Divert management’s attention and our other resources; and/or
•	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

Disruption within the Capital and Credit Markets May Adversely Affect the Company

The capital and credit markets have been experiencing extreme volatility and disruption over the past year.  If the current levels of financial market disruption and volatility continue or worsen, there can be no assurance that in the future financing will be available on acceptable terms, both for our own needs to fund our activities and as well as to enable our potential customers to fund the purchase of our software products and services.  The absence of favorable financing or other capital options may adversely affect our financial condition and operating results.

Item 2. Description of Property

At present, we do not own any property. We currently maintain our corporate office at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. We pay monthly rent for use of this space of $150. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol EREM.OB.  We have had no trades of our securities during the period covered in this annual report.

At October 28, 2008, there were 42 holders of record of our common stock.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

As of July 31, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of ERE Management, Inc. for the year ended July 31, 2008, and period ended July 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, the risk factors that are listed in the SB-2 filed on November 20, 2007. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

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

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We believe that this capital formation activity will allow us to continue our product development, market our software product, and remain in business until the end of the 2008. If we are unable to generate revenues after these 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

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

Results of Operations

Revenues

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2008.

Expenses

Our expenses for the year ended July 31, 2008, were $43,401. These expenses were comprised primarily of transfer agent fees, legal fees, accounting and audit fees and consulting fees.

Net Income (Loss)

Our net loss for the year ended July 31, 2008, was $43,401. During the period from May 29, 2007 (date of inception), through July 31, 2008, we incurred a net loss of $45,400. This loss consisted primarily of transfer agent fees, legal fees, accounting and audit fees and consulting fees.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $1,200.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2008, reflects assets of $15,664 in the form of cash in bank and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $62,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

Going Concern Consideration

In their report on our financial statements as of July 31, 2008, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern and describing the circumstances that pertain to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of July 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of the Company’s registered independent auditor regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position
Joselito Christopher G. Imperial	40	President, Treasurer, Secretary and Director

Mr. Joselito Christopher G. Imperial has served as our President, Secretary and Treasurer as well as our sole Director since July 17, 2007. He has four years of experience in asset management, working with leading companies in the Philippines. Since 2003, Mr. Imperial has been the business and asset manager for the Sterling Group of Companies in Makita City. Prior to this, he was the real estate asset manager for McDonald’s in the Philippines. Mr. Imperial’s past work experience includes service as the business development officer for Kenny Rogers, Roasters Philippines Incorporated, and the co-brand of Seattle’s Best Coffee, Coffee Masters Incorporated.

Mr. Imperial also has experience in the banking industry as a branch expansion specialist. He received his Bachelors degree in Civil Engineering from Saint Louis University in Baguio City, the Philippines, in 1990.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended July 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joselito Christopher G. Imperial, PEO	2008	0	0	0	0	0	0	0	0

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joselito Christopher G. Imperial, PEO	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of October 28, 2008 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Joselito Christopher G. Imperial (2)	1,600,000	65.57%

All officers as a Group	1 Person	1,600,000	65.57%

(1)

Based on 2,440,000 shares of our common stock outstanding. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person

(2)	The address for Joselito Christopher G. Imperial is 2298 Adolfo Street, Pandacan, Philippines.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total	0		0

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On July 16, 2007, we sold 1,600,000 shares of our common stock to Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and sole Director, for cash payment to us of $20,000. We believe this issuance was exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to Mr. Joselito Christopher G. Imperial who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On September 26, 2007, intellectual property rights were received from the Director and president of ERE for nil value. ERE received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

Item 13. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 9, 2007, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)

31.1	Certification of Joselito Christopher G. Imperial pursuant to Rule 13a-14(a).

32.1	Certification of Joselito Christopher G. Imperial pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Davis Accounting Group P.C., registered independent auditors, as our auditors for the year ended July 31, 2008.

Audit Fees

Davis Accounting Group P.C., billed us $3,500 in fees for our annual audit for the year ended July 31, 2008, and $1,500 in fees for the review of each of our quarterly financial statements for that year.

Audit-Related Fees

Davis Accounting Group P.C., billed us $Nil for assurance and related services in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Davis Accounting Group P.C. for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by Davis Accounting Group P.C. and the estimated fees related to these services.

With respect to the audit of our financial statements as of July 31, 2008, and 2007, and for the periods then ended, none of the hours expended on Davis Accounting Group P.C.’s engagement to audit those financial statements were attributed to work by persons other than Davis Accounting Group P.C.’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERE MANAGEMENT, INC.

October 29, 2008	By:	/s/ Joselito Christopher G. Imperial
Joselito Christopher G. Imperial President, Treasurer, Secretary and Director Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Joselito Christopher G. Imperial Joselito Christopher G. Imperial	President, Treasurer, Secretary and Director	October 29, 2008

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of ERE Management, Inc.:

We have audited the accompanying balance sheets of ERE Management, Inc. (a Nevada corporation in the development stage) as of July 31, 2008, and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended. and cumulative from inception (May 29, 2007) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERE Management, Inc. as of July 31, 2008, and 2007, and the results of its operations and its cash flows for the periods ended July 31, 2008, and 2007, and cumulative from inception (May 29, 2007) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
October 20, 2008.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash in bank	$11,201	$20,000
Total current assets	11,201	20,000
Property and Equipment
Website development costs	5,950	-
	5,950	-
Less - Accumulated amortization	(1,487)	-
Net property and equipment	4,463	-
Other Assets:
Deferred offering costs	-	3,750
Total other assets	-	3,750
Total Assets	$15,664	$23,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$8,898	$499
Accrued liabilities	3,666	5,250
Total current liabilities	12,564	5,749
Total liabilities	12,564	5,749
Commitment and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 20,000,000 shares
authorized; 2,440,000 and 1,600,000 shares issued and	2,440	1,600
outstanding in 2008 and 2007, respectively
Additional paid-in capital	46,060	18,400
(Deficit) accumulated during the development stage	(45,400)	(1,999)
Total stockholders' equity	3,100	18,001
Total Liabilities and Stockholders' Equity	$15,664	$23,750

The accompanying notes to financial statements are
an integral part of these balance sheets.

ERE MANAGEMENT
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Transfer agent fees	12,673	-	12,673
Legal fees - Other	12,500	-	12,500
Accounting and audit fees	8,000	-	8,000
Consulting fees	4,000	-	4,000
Office rent	2,179	-	2,179
Filing fees	2,082	-	2,082
Web design and hosting fees	166	1,500	1,666
Amortization	1,487	-	1,487
Legal fees - Incorporation	-	499	499
Bank service charges	143	-	143
Licenses and fees	125	-	125
Office supplies	46	-	46
Total general and administrative expenses	43,401	1,999	45,400
(Loss) from Operations	(43,401)	(1,999)	45,400
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(43,401)	$(1,999)	$(45,400)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,036,066	400,000

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MAY 29, 2007)
THROUGH JULY 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - May 29, 2007	-	$-	$-	$-	$-
Common stock issued for cash	1,600,000	1,600	18,400	-	20,000
Net (loss) for the period	-	-	-	(1,999)	(1,999)
Balance - July 31, 2007	1,600,000	1,600	18,400	(1,999)	18,001
Common stock issued for cash	840,000	840	41,160	-	42,000
Deferred offering costs			(13,500)		(13,500)
Net (loss) for the period	-	-	-	(43,401)	(43,401)
Balance - July 31, 2008	2,440,000	$2,440	$46,060	$(45,400)	$3,100

The accompanying notes to financial statements are
an integral part of this statement.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(43,401)	$(1,999)	$(45,400)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Amortization	1,487	-	1,487
Changes in operating assets & liabilities-	-	-	-
Account payable - Trade	8,399	499	8,898
Accrued liabilities	(1,584)	5,250	3,666
Net Cash (Used in) Provided by Operating Activities	(35,099)	3,750	(31,349)
Investing Activities:
Website development costs	(5,950)	-	(5,950)
Net Cash (Used in) Investing Activities	(5,950)	-	(5,950)
Financing Activities:
Issuance of common stock for cash	42,000	20,000	62,000
Deferred offering costs	(9,750)	(3,750)	(13,500)
Net Cash Provided by Financing Activities	32,250	16,250	48,500
Net (Decrease) Increase in Cash	(8,799)	20,000	11,201
Cash - Beginning of Period	20,000	-	-
Cash - End of Period	$11,201	$20,000	$11,201
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

1.      Summary of Significant Accounting Policies

    General Organization and Business

ERE Management, Inc. (“ERE” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management Systems (“CMS”) that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed an offering of its registered common stock as explained in Note 3.

    Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

    Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. It plans to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, ERE plans to realize revenues when completion of services have occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

to expense over the website’s estimated useful life or period of benefit. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of an internal-use website.

    Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of internal-use software.

    Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of July 31, 2008, the Company had capitalized $5,950 related to its website software to be sold and recorded $1,487 in accumulated amortization.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended July 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2008, and 2007.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of July 31, 2008, ERE had reclassified $13,500 of deferred offering costs to additional paid-in capital.

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

The Company maintains a valuation allowance with respect to deferred tax assets. ERE establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of July 31, 2008, and 2007, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

    Concentration of Risk

As of July 31, 2008, and 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2008, and

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

2007, and revenues and expenses for the periods ended July 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

2.      Development Stage Activities and Going Concern

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, marketing plans, and software development. The business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling an online Content Management System (“CMS”) that enables real estate agents to easily build a website to showcase their listings.

During the period from May 29, 2007, through July 31, 2008, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and president for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product, or related services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

On July 16, 2007, the Company issued 1,600,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. As described in Note 3, on July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

In addition, in 2007, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed and closed the offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $42,000.

4.      Income Taxes

The provision (benefit) for income taxes for the periods ended July 31, 2008, and 2007, is as follows (assuming a 15% effective tax rate):

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$6,510	$225
Change in valuation allowance	(6,510)	(225)
Total deferred tax provision	$-	$-

ERE had deferred income tax assets as of July 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$6,735	$225
Less - Valuation allowance	(6,735)	(225)
Total net deferred tax assets	$ -	$ -

The Company had net operating loss carryforwards for income tax reporting purposes of $45,400 and $1,999 as of July 31, 2008, and 2007, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

On September 26, 2007, intellectual property rights were received from the Director and president of ERE for $0 value. The Company received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of ERE is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

–    disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

–    disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

–    disclosure of information about credit-risk-related contingent features; and

–    cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of ERE does not expect the adoption of this pronouncement to have material impact on its financial statements.