Form 10-Q
period 2008-10-31
ERE MANAGEMENT INC
filed 2008-12-15
CIK 1415751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Yes ☐   No ☒

As of December 12, 2008, 2,440,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

ITEM 1.

FINANCIAL STATEMENTS

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2008, AND JULY 31, 2008
(Unaudited)

	October 31, 2008	July 31, 2008

ASSETS
Current Assets:
Cash	$7,102	$11,201

Total current assets	7,102	11,201

Property and Equipment:
Website development costs	5,950	5,950

	5,950	5,950
Less - Accumulated amortization	(1,983)	(1,487)

Net property and equipment	3,967	4,463

Total Assets	$11,069	$15,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - Trade	$9,050	$8,898
Accrued liabilities	1,717	3,666

Total current liabilities	10,767	12,564

Total liabilities	10,767	12,564

Commitment and Contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 20,000,000 shares authorized; 2,440,000 shares issued and outstanding	2,440	2,440
Additional paid-in capital	46,060	46,060
(Deficit) accumulated during the development stage	(48,198)	(45,400)

Total stockholders’ equity	302	3,100

Total Liabilities and Stockholders’ Equity	$11,069	$15,664

The accompanying notes to financial statements are
an integral part of these balance sheets.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception
	2008	2007

Revenues	$—	$—	$—

Expenses:
General and administrative-
Transfer agent fees	300	—	12,973
Legal fees - Other	—	—	12,500
Accounting and audit fees	1,500	1,500	9,500
Consulting fees	—	4,000	4,000
Office rent	451	805	2,630
Filing fees	—	79	2,082
Amortization	496	—	1,983
Web design and hosting fees	51	—	1,717
Legal fees - Incorporation	—	—	499
Bank service charges	—	90	143
Licenses and fees	—	—	125
Office supplies	—	21	46

Total general and administrative expenses	2,798	6,495	48,198

(Loss) from Operations	(2,798)	(6,495)	(48,198)
Other Income (Expense)	—	—	—
Provision for income taxes	—	—	—

Net (Loss)	$(2,798)	$(6,495)	$(48,198)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,440,000	1,600,000

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception
	2008	2007

Operating Activities:
Net (loss)	$(2,798)	$(6,495)	$(48,198)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Amortization	496	—	1,983
Changes in operating assets & liabilities-
Account payable - Trade	152	(424)	9,050
Accrued liabilities	(1,949)	(1,750)	1,717

Net Cash (Used in) Operating Activities	(4,099)	(8,669)	(35,448)

Investing Activities:
Website development costs	—	—	(5,950)

Net Cash (Used in) Investing Activities	—	—	(5,950)

Financing Activities:
Issuance of common stock for cash	—	—	62,000
Deferred offering costs	—	(9,750)	(13,500)

Net Cash Provided by (Used in) Financing Activities	—	(9,750)	48,500

Net (Decrease) Increase in Cash	(4,099)	(18,419)	7,102
Cash - Beginning of Period	11,201	20,000	—

Cash - End of Period	$7,102	$1,581	$7,102

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0	$0

Income taxes	$0	$0	$0

The accompanying notes to financial statements are
an integral part of these statements.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(1)     Summary of Significant Accounting Policies

          General Organization and Business

ERE Management, Inc. (“ERE” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System (“CMS”) that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

          Unaudited Interim Financial Statements

The interim financial statements of ERE as of October 31, 2008, and for the three months ended October 31, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE’s financial position as of October 31, 2008, and July 31, 2008, and the results of its operations and its cash flows for the three months ended October 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

          Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

          Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of an internal-use website.

          Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

          Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of October 31, 2008, the Company had capitalized $5,950 (July 31, 2008 – $5,950) related to its website software to be sold and recorded $1,983 (July 31, 2008 – $1,487) in accumulated amortization.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

          Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended October 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

          Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2008, and 2007.

          Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of July 31, 2008, ERE reclassified deferred offering costs of $13,500 to additional paid-in capital.

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

          Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

          Concentration of Risk

As of October 31, 2008, and July 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

          Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and revenues and expenses for the three months ended October 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)     Development Stage Activities and Going Concern

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

During the period from May 29, 2007, through October 31, 2008, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and president for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

(3)     Common Stock

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(4)     Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and 2007, was as follows (assuming a 15% effective income tax rate):

	Three Months Ended October 31,

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$420	$974
Change in valuation allowance	(420)	(974)

Total deferred tax provision	$—	$—

ERE had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

	As of October 31, 2008	As of July 31, 2008

Loss carryforwards	$7,230	$6,810
Less - Valuation allowance	(7,230)	(6,810)

Total net deferred tax assets	$—	$—

The Company had net operating loss carryforwards for income tax reporting purposes of $48,198 and $45,400 as of October 31, 2008, and July 31, 2008, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

(5)     Related Party Transactions

As described in Note 3, on July 16, 2007, the Company issued 1,600,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. On July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the president, secretary, and treasurer of the Company.

On September 26, 2007, intellectual property rights were received from the Director and president of ERE for $0 value. The Company received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

(6)     Recent Accounting Pronouncements

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS No. 69”), “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

ERE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form SB-2 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-KSB for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

Overview

We are a development stage company with limited operations and no revenues from our business activities. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have implemented our marketing plan to generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

Results of Operations

Revenues

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2008.

Expenses

Our expenses for the three-month period ended October 31, 2008 were $2,798, and for the period from May 29, 2007 (date of inception), through October 31, 2008, were $48,198. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended October 31, 2008 was $2,798. During the period from May 29, 2007 (date of inception), through October 31, 2008, we incurred a net loss of $48,198. This loss consisted primarily of incorporation costs and administrative expenses.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $1,200.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2008 reflects assets of $11,069 in the form of cash and cash equivalents and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $62,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

Going Concern Consideration

In their report on our financial statements as of July 31, 2007, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of October 31, 2008, that describes the circumstances that pertain to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.

                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ERE MANAGEMENT INC

Date: December 15, 2008	By:	/s/ Joselito Christopher G. Imperial

Joselito Christopher G. Imperial
President and Chief Executive and Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report was signed by the following persons in the capacities and on the dates stated:

Date: December 15, 2008	By:	/s/ Joselito Christopher G. Imperial

Joselito Christopher G. Imperial
President and Chief Executive and Chief Financial Officer