Form 10-Q
period 2009-01-31
ERE MANAGEMENT INC
filed 2009-03-23
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                                   333-147250
                            (Commission File Number)


                              ERE Management, Inc.
               (Exact name of registrant as specified in charter)

          Nevada                        333-147250               98-0540833
(State or other jurisdiction           (Commission             (IRS Employer
     of incorporation)                 File Number)          Identification No.)

                     8275 Southern Eastern Avenue, Suite 200
                            Las Vegas, Nevada, 89123
                    (Address of principal executive offices)

                                 (702) 990-8402
              (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 16, 2009, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                  3

Item 2.    Management's Discussion and Analysis or Plan of Operation        15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.    Controls and Procedures                                          17

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      18

Item 3.    Defaults Upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of Security Holders              18

Item 5.    Other Information                                                18

Item 6.    Exhibits                                                         18

ITEM 1. FINANCIAL STATEMENTS

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)

Interim Financial Statements -

Balance Sheets as of January 31, 2009, and July 31, 2008.................  4

Statements of Operations for the Three and Six Months Ended
 January 31, 2009, and 2008, and Cumulative from Inception...............  5

Statements of Cash Flows for the Six Months Ended
 January 31, 2009, and 2008, and Cumulative from Inception...............  6

Notes to Interim Financial Statements January 31, 2009, and 2008.........  7

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF JANUARY 31, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                                  January 31,          July 31,
                                                                                     2009               2008
                                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                             $  1,008           $ 11,201
  Prepaid rent                                                                          153                 --
                                                                                   --------           --------
      Total current assets                                                            1,161             11,201
                                                                                   --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                           5,950              5,950
                                                                                   --------           --------
                                                                                      5,950              5,950

Less - Accumulated amortization                                                      (2,479)            (1,487)
                                                                                   --------           --------
      Net property and equipment                                                      3,471              4,463
                                                                                   --------           --------

      TOTAL ASSETS                                                                 $  4,632           $ 15,664
                                                                                   ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                         $  7,450           $  8,898
  Accrued liabilities                                                                 5,527              3,666
                                                                                   --------           --------
      Total current liabilities                                                      12,977             12,564
                                                                                   --------           --------

      Total liabilities                                                              12,977             12,564
                                                                                   --------           --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares authorized;
   2,440,000 shares issued and outstanding in 2009 and 2008, respectively             2,440              2,440
  Additional paid-in capital                                                         46,060             46,060
  (Deficit) accumulated during the development stage                                (56,845)           (45,400)
                                                                                   --------           --------
      Total stockholders' equity (deficit)                                           (8,345)             3,100
                                                                                   --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $  4,632           $ 15,664
                                                                                   ========           ========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
      AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JANUARY 31, 2009
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                         January 31,                      January 31,           Cumulative
                                                 ---------------------------      --------------------------       From
                                                    2009            2008             2009           2008         Inception
                                                 -----------     -----------      -----------    -----------    -----------
                                                                  (Restated)                      (Restated)
Revenues                                         $        --     $        --      $        --    $        --    $        --
                                                 -----------     -----------      -----------    -----------    -----------
EXPENSES:
  General and administrative -
  Legal fees - Other                                      --              --            3,260             --         15,760
  Transfer agent fees                                    300              --              600             --         13,273
  Accounting and audit fees                            1,500           1,500            3,500          3,000         11,500
  Filing fees                                             --               5            2,087             84          4,169
  Consulting fees                                         --              --               --          4,000          4,000
  Office rent                                            452             456              905          1,261          3,084
  Amortization                                           496             496              992            496          2,479
  Web design and hosting fees                             51              --              101             --          1,767
  Legal fees - Incorporation                              --              --               --             --            499
  Bank service charges                                    --              23               --            113            143
  Licenses and fees                                       --              --               --             --            125
  Office supplies                                         --              --               --             21             46
                                                 -----------     -----------      -----------    -----------    -----------
      Total general and administrative expenses        2,799           2,480           11,445          8,975         56,845
                                                 -----------     -----------      -----------    -----------    -----------

(LOSS) FROM OPERATIONS                                (2,799)         (2,480)         (11,445)        (8,975)       (56,845)

OTHER INCOME (EXPENSE)                                    --              --               --             --             --

PROVISION FOR INCOME TAXES                                --              --               --             --             --
                                                 -----------     -----------      -----------    -----------    -----------

NET (LOSS)                                       $    (2,799)    $    (2,480)     $   (11,445)   $    (8,975)   $   (56,845)
                                                 ===========     ===========      ===========    ===========    ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted    $     (0.00)    $     (0.00)     $     (0.00)   $     (0.01)
                                                 ===========     ===========      ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   2,440,000       1,673,043        2,440,000      1,636,522
                                                 ===========     ===========      ===========    ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
              FOR THE SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
      AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JANUARY 31, 2009
                                  (Unaudited)

                                                                   Six Months Ended
                                                                      January 31,                Cumulative
                                                             ---------------------------            From
                                                               2009               2008            Inception
                                                             --------           --------          ---------
                                                                               (Restated)
OPERATING ACTIVITIES:
  Net (loss)                                                 $(11,445)          $ (8,975)          $(56,845)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
     Amortization                                                 992                496              2,479
  Changes in operating assets & liabilities-
     Prepaid rent                                                (153)                --               (153)
     Account payable - Trade                                   (1,448)             5,451              7,450
     Accrued liabilities                                        1,861               (750)             5,527
                                                             --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                       (10,193)            (3,778)           (41,542)
                                                             --------           --------           --------
INVESTING ACTIVITIES:
  Website development costs                                        --             (5,950)            (5,950)
                                                             --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                            --             (5,950)            (5,950)
                                                             --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                                --             41,000             62,000
  Deferred offering costs                                          --             (9,750)           (13,500)
                                                             --------           --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             31,250             48,500
                                                             --------           --------           --------

NET (DECREASE) INCREASE IN CASH                               (10,193)            21,522              1,008

CASH - BEGINNING OF PERIOD                                     11,201             20,000                 --
                                                             --------           --------           --------

CASH - END OF PERIOD                                         $  1,008           $ 41,522           $  1,008
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL ORGANIZATION AND BUSINESS

ERE Management, Inc. ("ERE" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of ERE as of January 31, 2009, and for the three and six months ended January 31, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE's financial position as of January 31, 2009, and July 31, 2008, and the results of its operations and its cash flows for the three and six months ended January 31, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

RESTATEMENT OF FISCAL 2008 FINANCIAL STATEMENTS

During fiscal 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS," costs and expenses incurred in fiscal 2008 related to website development costs included during the six months ended January 31, 2008 were erroneously reported. The accompanying Statements of Operations and Cash Flows for the six months ended January 31, 2008, have been restated to correct the error, which resulted in the capitalization of $5,950 in website development costs, $5,950 in accounts payable - Trade, and the recognition of $496 in amortization expense. The increase in the net loss for the six months ended January 31, 2008, amounted to $496, which had a nominal impact on loss per share - basic and diluted.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


CASH AND CASH EQUIVALENTS

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. It plans to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, ERE plans to realize revenues when completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

As of January 31, 2009, and July 31, 2008, the Company had undertaken a project related to the development of an internal-use website amounting to $5,950.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.

As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.

As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software to be sold or otherwise marketed.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended January 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended January 31, 2009, and 2008.

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

INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. ERE establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of January 31, 2009, and July 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of January 31, 2009, and July 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2009, and July 31, 2008, and revenues and expenses for the three and six months ended January 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, marketing plans, and software development. The business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings.

During the period from May 29, 2007, through January 31, 2009, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and president for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product or related services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In addition, in 2007, ERE commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed and closed the offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $42,000.

(4) INCOME TAXES

The provision (benefit) for income taxes for the six months ended January 31, 2009, and 2008, was as follows (assuming a 15% effective income tax rate):

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


                                                         Six Months Ended
                                                            January 31,
                                                    ---------------------------
                                                      2009                2008
                                                    -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                  $    --             $    --
                                                    -------             -------

       Total current tax provision                  $    --             $    --
                                                    =======             =======
Deferred Tax Provision:
  Federal-
    Loss carryforwards                              $ 1,717             $ 1,346
    Change in valuation allowance                    (1,717)             (1,346)
                                                    -------             -------

       Total deferred tax provision                 $    --             $    --
                                                    =======             =======

ERE had deferred income tax assets as of January 31, 2009, and July 31, 2008, as follows:

                                                      As of              As of
                                                    January 31,         July 31,
                                                       2009               2008
                                                     -------            -------

Loss carryforwards                                   $ 8,527            $ 6,810
Less - Valuation allowance                            (8,527)            (6,810)
                                                     -------            -------

       Total net deferred tax assets                 $    --            $    --
                                                     =======            =======

The Company had net operating loss carryforwards for income tax reporting purposes of $56,845 and $45,400 as of January 31, 2009, and July 31, 2008, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


On September 26, 2007, intellectual property rights were received from the Director and president of ERE for $0 value. The Company received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

(6)      RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

In May 2008, the FASB issued FASB Statement No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES" ("SAS No. 69"). SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, and 2008
                                   (Unaudited)


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

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of ERE does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through January 31, 2009.

EXPENSES

Our expenses for the three and six months ended January 31, 2009 were $2,799 and $11,445, respectively, and for the period from May 29, 2007 (date of inception), through January 31, 2009, were $56,845. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net losses for the three and six months ended January 31, 2009 were $2,799 and $11,445, respectively. During the period from May 29, 2007 (date of inception), through January 31, 2009, we incurred a net loss of $56,845. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $1,200.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2009 reflects assets of $4,632 in the form of cash, prepaid rent and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $62,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2008, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of January 31, 2009, that describes the circumstances that pertain to this matter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

 Exhibit
 Number                                Description
 ------                                -----------

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

                                  ERE MANAGEMENT INC


Date: March 23, 2009              By: /s/ Joselito Christopher G. Imperial
                                     -------------------------------------------
                                     Joselito Christopher G. Imperial
                                     President and Chief Executive and
                                     Chief Financial Officer