Form 10-Q
period 2009-04-30
ERE MANAGEMENT INC
filed 2009-06-15
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                                   333-147250
                            (Commission File Number)


                              ERE Management, Inc.
               (Exact name of registrant as specified in charter)

          Nevada                                                 98-0540833
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)

                     8275 Southern Eastern Avenue, Suite 200
                            Las Vegas, Nevada, 89123
                    (Address of principal executive offices)

                                 (702) 990-8402
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 12, 2009, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            16

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                              18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits                                                             20

Signiture                                                                    21

ITEM 1. FINANCIAL STATEMENTS

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, and 2008
                                   (Unaudited)

Interim Financial Statements-

Balance Sheets as of April 30, 2009, and July 31, 2008....................  4

Statements of Operations for the Three and Nine Months Ended
  April 30, 2009, and 2008, and Cumulative from Inception.................  5

Statements of Cash Flows for the Nine Months Ended
  April 30, 2009, and 2008, and Cumulative from Inception.................  6

Notes to Interim Financial Statements April 30, 2009, and 2008............  7

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                     AS OF APRIL 30, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                              April 30,          July 31,
                                                                                2009               2008
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $  4,072           $ 11,201
                                                                              --------           --------
      Total current assets                                                       4,072             11,201
                                                                              --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                      5,950              5,950
                                                                              --------           --------
                                                                                 5,950              5,950

Less - Accumulated amortization                                                 (2,974)            (1,487)
                                                                              --------           --------

      Net property and equipment                                                 2,976              4,463
                                                                              --------           --------

TOTAL ASSETS                                                                  $  7,048           $ 15,664
                                                                              ========           ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                    $  7,450           $  8,898
  Accrued liabilities                                                            2,317              3,666
  Due to related party                                                           9,985                 --
                                                                              --------           --------
      Total current liabilities                                                 19,752             12,564
                                                                              --------           --------

      Total liabilities                                                         19,752             12,564
                                                                              --------           --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares authorized;
   2,440,000 shares issued and outstanding in 2009 and 2008, respectively        2,440              2,440
  Additional paid-in capital                                                    46,060             46,060
  (Deficit) accumulated during the development stage                           (61,204)           (45,400)
                                                                              --------           --------
      Total stockholders' equity (deficit)                                     (12,704)             3,100
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $  7,048           $ 15,664
                                                                              ========           ========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
       AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                            April 30,                     April 30,              Cumulative
                                                   --------------------------     --------------------------        From
                                                      2009            2008           2009            2008         Inception
                                                   ----------      ----------     ----------      ----------      ---------
                                                                   (Restated)                     (Restated)
Revenues                                           $       --      $       --     $       --      $       --      $       --
                                                   ----------      ----------     ----------      ----------      ----------
EXPENSES:
  General and administrative-
  Legal fees - Other                                       --          10,000          3,260          10,000          15,760
  Transfer agent fees                                     300          12,373            900          12,373          13,573
  Accounting and audit fees                             1,700           1,500          5,200           4,500          13,200
  Filing fees                                           1,320             721          3,407             805           5,489
  Consulting fees                                          --              --             --           4,000           4,000
  Office rent                                             455             452          1,359           1,713           3,538
  Amortization                                            496             496          1,487             992           2,974
  Web design and hosting fees                              51              --            151              --           1,817
  Legal fees - Incorporation                               --              --             --              --             499
  Bank service charges                                     40              --             40             113             183
  Licenses and fees                                        --              --             --              --             125
  Office supplies                                          --              --             --              21              46
                                                   ----------      ----------     ----------      ----------      ----------
      Total general and administrative expenses         4,362          25,542         15,804          34,517          61,204
                                                   ----------      ----------     ----------      ----------      ----------

(LOSS) FROM OPERATIONS                                 (4,362)        (25,542)       (15,804)        (34,517)        (61,204)

OTHER INCOME (EXPENSE)                                     --              --             --              --              --

PROVISION FOR INCOME TAXES                                 --              --             --              --              --
                                                   ----------      ----------     ----------      ----------      ----------

NET (LOSS)                                         $   (4,362)     $  (25,542)    $  (15,804)     $  (34,517)     $  (61,204)
                                                   ==========      ==========     ==========      ==========      ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted      $    (0.00)     $    (0.01)    $    (0.01)     $    (0.02)
                                                   ==========      ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    2,440,000       2,440,000      2,440,000       1,900,438
                                                   ==========      ==========     ==========      ==========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
               FOR THE NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
       AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   April 30,                  Cumulative
                                                           ---------------------------           From
                                                             2009               2008           Inception
                                                           --------           --------         ---------
                                                                             (Restated)
OPERATING ACTIVITIES:
  Net (loss)                                               $(15,804)          $(34,517)        $(61,204)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
     Amortization                                             1,487                992            2,974
     Changes in operating assets & liabilities-
       Prepaid rent                                              --                 --               --
       Account payable - Trade                               (1,448)             5,451            7,450
       Accrued liabilities                                   (1,349)              (297)           2,317
                                                           --------           --------         --------
NET CASH (USED IN) OPERATING ACTIVITIES                     (17,114)           (28,371)         (48,463)
                                                           --------           --------         --------
INVESTING ACTIVITIES:
  Website development costs                                      --             (5,950)          (5,950)
                                                           --------           --------         --------
NET CASH (USED IN) INVESTING ACTIVITIES                          --             (5,950)          (5,950)
                                                           --------           --------         --------
FINANCING ACTIVITIES:
  Due from related party                                      9,985                 --            9,985
  Issuance of common stock for cash                              --             42,000           62,000
  Deferred offering costs                                        --             (9,750)         (13,500)
                                                           --------           --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     9,985             32,250           58,485
                                                           --------           --------         --------

NET (DECREASE) INCREASE IN CASH                              (7,129)            (2,071)           4,072

CASH - BEGINNING OF PERIOD                                   11,201             20,000               --
                                                           --------           --------         --------

CASH - END OF PERIOD                                       $  4,072           $ 17,929         $  4,072
                                                           ========           ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                               $     --           $     --         $     --
                                                           ========           ========         ========
    Income taxes                                           $     --           $     --         $     --
                                                           ========           ========         ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of ERE as of April 30, 2009, and for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE's financial position as of April 30, 2009, and July 31, 2008, and the results of its operations and its cash flows for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

RESTATEMENT OF FISCAL YEAR 2008 FINANCIAL STATEMENTS

During fiscal year 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS," costs and expenses incurred in fiscal year 2008 related to website development costs included during the nine months ended April 30, 2008 were erroneously reported. The accompanying Statements of Operations and Cash Flows for the nine months ended April 30, 2008, have been restated to correct the error, which resulted in the capitalization of $5,950 in website development

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


costs, $5,950 in accounts payable - Trade, and the recognition of $992 in amortization expense. The increase in the net loss for the nine months ended April 30, 2008, amounted to $992, which had a nominal impact on loss per share - basic and diluted.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of April 30, 2009, and July 31, 2008, the Company had undertaken a project related to the development of an internal-use website amounting to $5,950.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of April 30, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of April 30, 2009, the Company had capitalized $5,950 (July 31, 2008 - $5,950) related to its website software to be sold and recorded $2,974 (July 31, 2008 - $1,487) in accumulated amortization.
 related to its software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended April 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended April 30, 2009, and 2008.

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

INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of April 30, 2009, and July 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of April 30, 2009, and July 31, 2008, the Company maintained its cash account at one commercial bank. The account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2009, and July 31, 2008, and revenues and expenses for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, marketing plans, and software development. The

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings.

During the period from May 29, 2007, through April 30, 2009, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and president for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product or related services will generate sufficient revenues to sustain the operations of the Company.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

(4) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2009, and 2008, was as follows (assuming a 15% effective income tax rate):

                                                         Nine Months Ended
                                                             April 30,
                                                    ---------------------------
                                                      2009                2008
                                                    -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                  $    --             $    --
                                                    -------             -------

      Total current tax provision                   $    --             $    --
                                                    =======             =======

Deferred Tax Provision:
  Federal-
    Loss carryforwards                              $ 2,371             $ 5,177
    Change in valuation allowance                    (2,371)             (5,177)
                                                    -------             -------

      Total deferred tax provision                  $    --             $    --
                                                    =======             =======

ERE had deferred income tax assets as of April 30, 2009, and July 31, 2008, as follows:

                                                     As of               As of
                                                    April 30,           July 31,
                                                      2009                2008
                                                    -------             -------
Loss carryforwards                                  $ 9,181             $ 6,810
Less - Valuation allowance                           (9,181)             (6,810)
                                                    -------             -------

      Total net deferred tax assets                 $    --             $    --
                                                    =======             =======

The Company had net operating loss carryforwards for income tax reporting purposes of $61,204 and $45,400 as of April 30, 2009, and July 31, 2008,
respectively that may be offset against future taxable income. The net operating

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


loss carryforwards begin to expire in the various period over the next 20 Years. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

As of April 30, 2009, there was a balance owing to a related party in the amount of $9,985 (July 31, 2008-$0). The balance is non-interest bearing, unsecured, and has no specific terms of repayment.

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

     - disclosure of information about credit-risk-related contingent features; and

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We believe that this capital formation activity will allow us to continue our product development, market our software product, and remain in business until the end of the 2009 fiscal year. If we are unable to generate revenues after the 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2009.

EXPENSES

Our expenses for the three and nine months ended April 30, 2009, were $4,362 and $15,804, respectively, and for the period from May 29, 2007 (date of inception), through April 30, 2009, were $61,204. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three and nine months ended April 30, 2009 was $4,362 and $15,804, respectively. During the period from May 29, 2007 (date of inception), through April 30, 2009, we incurred a net loss of $61,204. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $1,200.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2009 reflects assets of $7,048 in the form of cash, prepaid rent and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2008, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2009, that describes the circumstances that pertain to this matter.

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

                               ERE MANAGEMENT INC


Date: June 12, 2009            By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer