Form 10-K
period 2009-07-31
ERE MANAGEMENT INC
filed 2009-11-12
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-147250

                              ERE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0540833
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8275 Southern Eastern Avenue, Suite 200, Las Vegas, NV             89123
    (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (702) 990-8402

              Securities registered under Section 12(b) of the Act:

       None                                                N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 4, 2009, was approximately $42,000 based upon 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2009.

As of November 12, 2009, there were 2,440,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business                                                              4

ITEM 1A. Risk Factors                                                          6

ITEM 2.  Properties                                                            9

ITEM 3.  Legal Proceedings                                                     9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     9

ITEM 6.  Selected Financial Data                                              10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           14

ITEM 8.  Financial Statements and Supplementary Data                          15

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             32

ITEM 9A. Controls and Procedures                                              32

ITEM 9B. Other Information                                                    33

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               34

ITEM 11. Executive Compensation                                               34

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      36

ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         37

ITEM 14. Principal Accountant Fees and Services                               37

ITEM 15. Exhibits Financial Statement Schedules                               38

Signatures                                                                    39

                                     PART I

FORWARD LOOKING STATEMENTS.

This Annual Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "our," and "ERE" mean ERE Management, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

ERE Management, Inc. (the "Company" or "ERE") is a development stage company that was incorporated on May 29, 2007. We have commenced only limited operations, primarily focused on developing our Content Management System ("CMS") software product. We have not generated any revenue to date. Our Director has reserved a domain name for us and has also acquired web and email hosting. We have developed a website for our services. We have also developed a basic version of our software.

We have developed our initial CMS software product (basic version) that enables real estate agents with no technical knowledge to easily build a website to showcase their listings. There is a demo version available online. However, we do not currently have sufficient capital to operate our business, and we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Currently, our Directors are operating the business without remuneration. They intend to continue to try to develop the business.

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

Our software product is designed to include an administration page that allows the entry of mega tags and keywords to enhance search engine hits, and a set of tools to enhance websites by enabling the creation of various website sections, such as a "contact us" contact information page, an "our team" description of agents page, and a mortgage calculator.

We will initially focus our marketing and sales efforts in North America, since this market represents a significant opportunity in terms of sales potential. The North American market is sophisticated, software savvy, and educated in terms of the need to increase productivity and time efficiency.

Our offices are currently located at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. Our telephone number is (702) 990-8402. Our website is www.eremanagement.com.

OUR CMS SOFTWARE PRODUCT

Our CMS software product will be available for download over the internet. The CMS software product will also include ASP source code and MySql database so it can be integrated with other products, such as customer relationship management databases. By following the easy-to-use installation guide, the user will be able to install and copy the application files to the web-hosting server. Our CMS software program requires very limited time and technical expertise, while maintaining a high level of presentation. We plan to offer additional installation services for an additional fee to customers to assist with the installation of the our CMS software program on their web hosting server if they are unable to do so on their own after reading the installation guide. Our goal is to enable real-estate agents using our CMS software product to add/edit/delete property listings, including images, on their websites independently, without the need for technical assistance.

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

Many of the competitors in this industry are located in the United States. While there are many competitors, the industry supports a large number of competitors as demand is significant and growing. We see this competition as a benefit to us, as we have analyzed our competitors' products and have looked for ways to improve and distinguish our product from the competition.

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

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;
     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;
     *    Copyright, trademark and patent infringement; and/or
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our products and services in accordance with our business plan.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have incurred costs to date and, subject to obtaining financing, have plans to undertake additional research and development activities during the next 12 months of operation. For a detailed description of our plans, see "Plan of Operation" in Item 7 below.

EMPLOYEES

As of October 26, 2009, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and Director provides services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred a net loss of $67,213 for the period from May 29, 2007 (date of inception) through July 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

2. OUR BUSINESS PLAN MAY BE UNSUCCESSFUL.

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

3. WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE IN THE FUTURE.

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

4. OUR SOLE EXECUTIVE OFFICER AND DIRECTOR HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER STOCKHOLDERS.

Our sole officer and Director is able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

5. SINCE OUR SOLE OFFICER AND DIRECTOR MAY CONTINUE TO WORK OR CONSULT FOR OTHER COMPANIES, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

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

6. OUR SOLE OFFICER AND DIRECTOR IS LOCATED IN THE PHILIPPINES.

Since our sole officer and Director is located in the Philippines, any attempts to enforce liabilities upon such individual under the United States securities and bankruptcy laws may be difficult.

7. INTERNET BASED SOFTWARE PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet software product market, we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

     * Identifying and responding to real estate agents' demands for new products and services;
     *    Keeping abreast of technological changes;
     *    Timely developing and implementing new product offerings and features;
     *    Maintaining performance quality;
     *    Providing cost-effective service and support; and
     *    Promoting our products and services and expanding our market share.

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

8. WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE.

Most of our current and potential competitors, such as Moneymaker4agents.com, and Realtystar.com, have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater name credibility with our potential customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential

9. WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING
OPERATIONS.

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

10. OUR SUCCESS DEPENDS ON THIRD PARTY DISTRIBUTION CHANNELS.

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

11. FUTURE REGULATION OF THE INTERNET AND/OR OF USE OF THE INTERNET BY REAL ESTATE AGENTS COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING OUR PRODUCTS, OR INCREASE OUR COST OF DOING BUSINESS.

At present, there are few laws, regulations, or rulings that specifically address access to or commerce on the internet, including the posting of real estate listings on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet heightens the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

12. WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE PRODUCTS AND SERVICES THAT WE PROVIDE.

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

13. IF A THIRD PARTY ASSERTS THAT WE INFRINGE UPON ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES, OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims may become more common. Any claims against us, regardless of their merit, could:

     *    Be expensive and time consuming to defend;
     *    Result in negative publicity;
     * Force us to stop selling our products that rely on the challenged intellectual property;
     *    Require us to redesign our software products;
     *    Divert management's attention and our other resources; and/or
     * Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

At present, we do not own any property. We currently maintain our corporate office at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. We pay monthly rent for use of this space of $150. We believe that the condition of our lease property is satisfactory, suitable, and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended July 31, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our common stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "EREM." As of July 31, 2009, the closing price for our common stock as reported on the OTCBB was unavailable as our common stock has not traded.

The high and the low bid prices for our common stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2009 (no quotes are available for the previous fiscal year as our stock has not traded):

                    For the Fiscal Year Ended July 31, 2009

     For the Quarter ended              High           Low
     ---------------------              ----           ---
     October 31                          N/A           N/A
     January 31                          N/A           N/A
     April 30                            N/A           N/A
     July 31                             N/A           N/A

HOLDERS OF OUR COMMON STOCK

On October 26, 2009, the shareholders' list of our common stock showed 39 registered shareholder and 2,440,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended July 31, 2009, we have not sold any equity securities not registered under the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended July 31, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

GENERAL ORGANIZATION AND BUSINESS

We are a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online CMS software product that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS.

In addition, we commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, we completed an offering of our registered common stock and received gross proceeds of $42,000.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the management of the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

We are in the development stage and have yet to realize revenues from operations. We plan to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, ERE plans to realize revenues when completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of our website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), we capitalize external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), we capitalize costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

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

We maintain a valuation allowance with respect to deferred tax assets. ERE establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange.

CONCENTRATION OF RISK

As of July 31, 2009, and 2008, we maintained our cash account at one commercial bank. The account was subject to FDIC coverage.

EXECUTIVE OVERVIEW

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

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We used these proceeds to fund our operations in our last fiscal year. If we are unable to generate revenues going forward, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

RECENT DEVELOPMENTS

During the previous twelve months, the company completed the development of its website.

PLAN OF OPERATION

Over the next twelve months, subject to obtain financing, we plan to:

     * Commence marketing of our software product via direct distribution channels;
     *    Generate sales of our product;
     * If we commence a successful sales campaign, we will continue to develop and update the website and we will hire a sales and marketing person to increase our sales;
     * Initiate discussions with third party websites to sell complementary software programs; and
     * If we are unable to raise additional financing through a private placement, we will approach our Directors to provide us with a loan.

Due to a lack of financing, the Company has not been able continue with any research and product development activities.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2009.

EXPENSES

Our expenses for the twelve-month period ended July 31, 2009 and 2008 were $21,813 and $43,401, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2009, we incurred expenses of $67,213. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net losses for the twelve-month periods ended July 31, 2009, and 2008, were $21,813 and $43,401, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2009, we incurred a net loss of $67,213. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,440,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2009, reflects assets of $3,740 in the form of cash and cash equivalents, and amortized website development costs. Since inception, we have sold 2,440,000 shares of common stock with proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of ERE Management, Inc. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our efforts to acquire a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008

Report of Registered Independent Auditors.................................... 16

Financial Statements-

   Balance Sheets as of July 31, 2009, and 2008.............................. 17

   Statements of Operations for the Years Ended
     July 31, 2009, and 2008, and Cumulative from Inception.................. 18

   Statement of Stockholders' Equity (Deficit) for the Period
     from Inception Through July 31, 2009.................................... 19

   Statements of Cash Flows for the Years Ended
     July 31, 2009, and 2008, and Cumulative from Inception.................. 20

   Notes to Financial Statements July 31, 2009, and 2008..................... 21

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of ERE Management, Inc.:

We have audited the accompanying balance sheets of ERE Management, Inc. (a Nevada corporation in the development stage) as of July 31, 2009, and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (May 29, 2007) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERE Management, Inc. as of July 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (May 29, 2007) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Davis Accounting Group P.C.
---------------------------------------
Cedar City, Utah,
October 14, 2009.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                          AS OF JULY 31, 2009 AND 2008

                                                                                2009               2008
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $  1,261           $ 11,201
                                                                              --------           --------
      Total current assets                                                       1,261             11,201
                                                                              --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                      5,950              5,950
                                                                              --------           --------

                                                                                 5,950              5,950
Less - Accumulated amortization                                                 (3,471)            (1,487)
                                                                              --------           --------

Net property and equipment                                                       2,479              4,463
                                                                              --------           --------

TOTAL ASSETS                                                                  $  3,740           $ 15,664
                                                                              ========           ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                    $  7,450           $  8,898
  Accrued liabilities                                                            5,018              3,666
  Due to related party                                                           9,985                 --
                                                                              --------           --------
      Total current liabilities                                                 22,453             12,564
                                                                              --------           --------

      Total liabilities                                                         22,453             12,564
                                                                              --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares authorized;
   2,440,000 shares issued and outstanding in 2009 and 2008, respectively        2,440              2,440
  Additional paid-in capital                                                    46,060             46,060
  (Deficit) accumulated during the development stage                           (67,213)           (45,400)
                                                                              --------           --------
      Total stockholders' equity (deficit)                                     (18,713)             3,100
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $  3,740           $ 15,664
                                                                              ========           ========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
       AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JULY 31, 2009

                                                                                          Cumulative
                                                                                             From
                                                        2009               2008            Inception
                                                     -----------        -----------       -----------
Revenues                                             $        --        $        --       $        --
                                                     -----------        -----------       -----------
EXPENSES:
  General and administrative-
    Legal fees - Other                                     3,260             12,500            15,760
    Transfer agent fees                                      900             12,673            13,573
    Accounting and audit fees                              9,450              8,000            17,450
    Filing fees                                            4,017              2,082             6,099
    Consulting fees                                           --              4,000             4,000
    Office rent                                            1,811              2,179             3,990
    Amortization                                           1,984              1,487             3,471
    Web design and hosting fees                              201                166             1,867
    Legal fees - Incorporation                                --                 --               499
    Bank service charges                                      40                143               183
    Licenses and fees                                         --                125               125
    Office supplies                                          150                 46               196
                                                     -----------        -----------       -----------
      Total general and administrative expenses           21,813             43,401            67,213
                                                     -----------        -----------       -----------

(LOSS) FROM OPERATIONS                                   (21,813)           (43,401)          (67,213)

OTHER INCOME (EXPENSE)                                        --                 --                --

PROVISION FOR INCOME TAXES                                    --                 --                --
                                                     -----------        -----------       -----------

NET (LOSS)                                           $   (21,813)       $   (43,401)      $   (67,213)
                                                     ===========        ===========       ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted        $     (0.01)       $     (0.02)
                                                     ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                       2,440,000          2,036,066
                                                     ===========        ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
       FOR THE PERIOD FROM INCEPTION (MAY 29, 2007) THROUGH JULY 31, 2009

                                                                             (Deficit)
                                                                            Accumulated
                                        Common stock         Additional      During the
                                    --------------------       Paid-in      Development
Description                         Shares        Amount       Capital         Stage           Totals
-----------                         ------        ------       -------         -----           ------
BALANCE - MAY 29, 2007                   --      $    --      $     --       $      --       $      --

Common stock issued for cash      1,600,000        1,600        18,400              --          20,000

Net (loss) for the period                --           --            --          (1,999)         (1,999)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2007           1,600,000      $ 1,600      $ 18,400       $  (1,999)      $  18,001

Common stock issued for cash        840,000          840        41,160              --          42,000

Deferred offering costs                  --           --       (13,500)        (13,500)

Net (loss) for the period                --           --            --         (43,401)        (43,401)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2008           2,440,000        2,440        46,060         (45,400)          3,100

Net (loss) for the period                --           --            --         (21,813)        (21,813)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2009           2,440,000      $ 2,440      $ 46,060       $ (67,213)      $ (18,713)
                                  =========      =======      ========       =========       =========


               The accompanying notes to financial statements are
                       an integral part of this statement.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
       AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JULY 31, 2009

                                                                                                Cumulative
                                                                                                   From
                                                             2009               2008             Inception
                                                           --------           --------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $(21,813)          $(43,401)          $(67,213)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
     Amortization                                             1,984              1,487              3,471
     Changes in operating assets & liabilities-
       Prepaid rent                                              --                 --                 --
       Account payable - Trade                               (1,448)             8,399              7,450
       Accrued liabilities                                    1,352             (1,584)             5,018
                                                           --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                     (19,925)           (35,099)           (51,274)
                                                           --------           --------           --------
INVESTING ACTIVITIES:
  Website development costs                                      --             (5,950)            (5,950)
                                                           --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                          --             (5,950)            (5,950)
                                                           --------           --------           --------
FINANCING ACTIVITIES:
  Due from related party                                      9,985                 --              9,985
  Issuance of common stock for cash                              --             42,000             62,000
  Deferred offering costs                                        --             (9,750)           (13,500)
                                                           --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     9,985             32,250             58,485
                                                           --------           --------           --------

NET (DECREASE) INCREASE IN CASH                              (9,940)            (8,799)             1,261

CASH - BEGINNING OF PERIOD                                   11,201             20,000                 --
                                                           --------           --------           --------

CASH - END OF PERIOD                                       $  1,261           $ 11,201           $  1,261
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========

  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of July 31, 2009, and 2008, the Company had undertaken a project related to the development of an internal-use website amounting to $5,950.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2009, and 2008, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of July 31, 2009, the Company had capitalized $5,950 (2008 - $5,950) related to its website software to be sold and recorded $3,471 (2008 - $1,487) in accumulated amortization related to its software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended July 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2009, and 2008.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of July 31, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of July 31, 2009, and 2008, the Company maintained its cash account at one commercial bank. The account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2009, and 2008, and revenues and expenses for the years ended July 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included organization, incorporation, capital formation activities, target market identification, marketing plans, and software development. The business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling an online CMS software application that enables real estate agents to easily build a website to showcase their listings.

During the period from May 29, 2007, through July 31, 2009, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and president for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


While management of the Company hopes that it will be successful in its planned capital formation and operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product or related services that will generate sufficient revenues to earn a profit or to sustain the operations of the Company.

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

In addition, in 2007, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed and closed the offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for gross proceeds of $42,000.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


(4) INCOME TAXES

The provision (benefit) for income taxes for the years ended July 31, 2009, and 2008, were as follows (assuming a 15% effective income tax rate):

                                                   2009                 2008
                                                 --------             --------
Current Tax Provision:
  Federal-
    Taxable income                               $     --             $     --
                                                 --------             --------

      Total current tax provision                $     --             $     --
                                                 ========             ========
Deferred Tax Provision:
  Federal-
    Loss carryforwards                           $  3,272             $  6,510
    Change in valuation allowance                  (3,272)              (6,510)
                                                 --------             --------

      Total deferred tax provision               $     --             $     --
                                                 ========             ========

ERE had deferred income tax assets as of July 31, 2009, and 2008, as follows:

                                                   2009                 2008
                                                 --------             --------


Loss carryforwards                               $ 10,007             $  6,735
Less - Valuation allowance                        (10,007)              (6,735)
                                                 --------             --------

      Total net deferred tax assets              $     --             $     --
                                                 ========             ========

The Company had net operating loss carryforwards for income tax reporting purposes of $67,213 and $45,400 as of July 31, 2009, and 2008, respectively, that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

As of July 31, 2009, there was a balance owed to a Director and officer of the Company for a working capital loan in the amount of $9,985 (2008-$0). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

     - disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
     - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     - disclosure of information about credit-risk-related contingent features; and
     - cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a) FASB Statements of the Financial Accounting Standards Board and Interpretations, FASB Statement No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.
     b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.
     c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).
     d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

On May 22, 2009, the FASB issued FASB Statement No. 164, "NOT-FOR-PROFIT
ENTITIES: MERGERS AND ACQUISITIONS" ("SFAS No. 164"). SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

     a.   Determines whether a combination is a merger or an acquisition.
     b.   Applies the carryover method in accounting for a merger.
     c. Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
     d. Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of ERE does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, "SUBSEQUENT EVENTS" ("SFAS No. 165"). FASB No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB No. 165 provides:

     1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
     2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
     3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of ERE does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO. 140" ("SFAS No. 166"). SFAS No. 166 revises the derecognization provision of SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


In June 2009, the FASB issued FASB Statement 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)" (SFAS No. 167"). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The management of ERE does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside Directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this Annual Report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside Directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside Directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and Directors and their ages and positions are as follows:

               Name                     Age                  Position
               ----                     ---                  --------

Joselito Christopher G. Imperial        41       President, Secretary, Treasurer
                                                 and Director

Mr. Joselito Christopher G. Imperial has served as our President, Secretary and Treasurer as well as our sole Director since July 17, 2007. He has four years of experience in asset management, working with leading companies in the Philippines. Since 2003, Mr. Imperial has been the business and asset manager for the Sterling Group of Companies in Makita City. Prior to this, he was the real estate asset manager for McDonald's in the Philippines. Mr. Imperial's past work experience includes service as the business development officer for Kenny Rogers, Roasters Philippines Incorporated, and the co-brand of Seattle's Best Coffee, Coffee Masters Incorporated.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, Directors, and greater-than-10 percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, Directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Mr. Hossein Khakbaz     2009         0         0        0        0           0              0             0            0
Joselito Christopher    2008         0         0        0        0           0              0             0            0
G. Imperial (1)

----------
(1) Mr. Imperial has been our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director since July 17, 2007

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested($)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------

Joselito       --             --               --           --         --          --             --          --           --
Christopher
G. Imperial, PEO

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All Directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business. From time to time, we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our Directors have not received any compensation for the fiscal year ended July 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                       Name and Address of               Amount and Nature          Percentage of
Title of Class         Beneficial Owner (2)           of Beneficial Ownership         Class (1)
--------------         --------------------           -----------------------         ---------
Common Stock           Joselito Christopher G.               1,600,000                   65.5%
                       Imperial, PEO

All officers as
 a Group                                                     2,440,000                   65.5%

----------
(1)  Based on 2,440,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  --                             --                               --
Approved by Security
Holders

Equity Compensation Plans Not              --                             --                               --
Approved by Security Holders

     Total                                 --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

On July 16, 2007, we sold 1,600,000 shares of our common stock to Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer, and sole Director, for cash payment to us of $20,000. We believe this issuance was exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to Mr. Joselito Christopher G. Imperial who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On September 26, 2007, intellectual property rights were received from Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer, and sole Director, for nil value. ERE received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

On March 13, 2009, Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and sole Director, provided the Company with a working capital loan in the amount of $9,985 (2008-$0). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2009, Davis Accounting Group P.C. billed us for $3,500 in audit fees.

REVIEW FEES

Davis Accounting Group P.C. billed us $5,000 for reviews of our quarterly financial statements in 2009 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Accounting Group P.C. for tax compliance, tax advice, tax planning, or other work during our fiscal year ended July 31, 2009.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                                Description
-------                                -----------

  3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)

  3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

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

                        ERE MANAGEMENT, INC.


November 12, 2009      By: /s/ Joselito Christopher G. Imperial
                           -----------------------------------------------------
                           Joselito Christopher G. Imperial
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          Signatures                                                Title                                     Date
          ----------                                                -----                                     ----


/s/ Joselito Christopher G. Imperial            President, Treasurer, Secretary, and Director            November 12, 2009
--------------------------------------------
Joselito Christopher G. Imperial