Form 10-Q
period 2009-10-31
ERE MANAGEMENT INC
filed 2009-12-15
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2009

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

As of December 15, 2009, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            19

Item 3. Quantitative and Qualitative Disclosures About Market Risk           21

Item 4. Controls and Procedures                                              21

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3. Defaults Upon Senior Securities                                      22

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 5. Other Information                                                    22

Item 6. Exhibits                                                             22

Signiture                                                                    23

ITEM 1. FINANCIAL STATEMENTS

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (UNAUDITED)

Financial Statements -

   Balance Sheets as of October 31, 2009, and July 31, 2009................ 4

   Statements of Operations for the Three Months Ended
     October 31, 2009, and 2008, and Cumulative from Inception............. 5

   Statements of Cash Flows for the Three Months Ended
     October 31, 2009, and 2008, and Cumulative from Inception............. 6

   Notes to Financial Statements October 31, 2009, and 2008................ 7

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF OCTOBER 31, 2009, AND JULY 31, 2009
                                   (Unaudited)

                                                                       October 31,         July 31,
                                                                          2009               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $  2,791           $  1,261
                                                                        --------           --------
      Total current assets                                                 2,791              1,261
                                                                        --------           --------

PROPERTY AND EQUIPMENT:
  Website development costs                                                5,950              5,950
                                                                        --------           --------
                                                                           5,950              5,950
  Less - Accumulated amortization                                         (3,967)            (3,471)
                                                                        --------           --------
      Net property and equipment                                           1,983              2,479
                                                                        --------           --------

TOTAL ASSETS                                                            $  4,774           $  3,740
                                                                        ========           ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                              $  9,250           $  7,450
  Accrued liabilities                                                      3,818              5,018
  Due to related party                                                    13,985              9,985
                                                                        --------           --------
      Total current liabilities                                           27,053             22,453
                                                                        --------           --------

      Total liabilities                                                   27,053             22,453
                                                                        --------           --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized; 2,440,000 shares issued and outstanding in 2009             2,440              2,440
  Additional paid-in capital                                              46,060             46,060
  (Deficit) accumulated during the development stage                     (70,779)           (67,213)
                                                                        --------           --------
      Total stockholders' (deficit)                                      (22,279)           (18,713)
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $  4,774           $  3,740
                                                                        ========           ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
             FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                            THROUGH OCTOBER 31, 2009
                                   (Unaudited)

                                                           Three Months Ended                    Cumulative
                                                               October 31,                          From
                                                        2009                  2008                Inception
                                                     -----------           -----------           -----------
Revenues                                             $        --           $        --           $        --
                                                     -----------           -----------           -----------
EXPENSES:
  General and administrative-
    Accounting and audit fees                              2,250                 1,500                19,700
    Transfer agent fees                                      300                   300                16,060
    Legal fees - Other                                        --                    --                13,573
    Filing fees                                               --                    --                 6,099
    Office rent                                              450                   451                 4,440
    Consulting fees                                           --                    --                 4,000
    Amortization                                             496                   496                 3,967
    Web design and hosting fees                               50                    51                 1,917
    Legal fees - Incorporation                                --                    --                   499
    Bank service charges                                      20                    --                   203
    Office supplies                                           --                    --                   196
    Licenses and fees                                         --                    --                   125
                                                     -----------           -----------           -----------
      Total general and administrative expenses            3,566                 2,798                70,779
                                                     -----------           -----------           -----------

(LOSS) FROM OPERATIONS                                    (3,566)               (2,798)              (70,779)

OTHER INCOME (EXPENSE)                                        --                    --                    --

PROVISION FOR INCOME TAXES                                    --                    --                    --
                                                     -----------           -----------           -----------

NET (LOSS)                                           $    (3,566)          $    (2,798)          $   (70,779)
                                                     ===========           ===========           ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted        $     (0.00)          $     (0.00)
                                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                       2,440,000             2,440,000
                                                     ===========           ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                            THROUGH OCTOBER 31, 2009
                                   (Unaudited)

                                                           Three Months Ended               Cumulative
                                                               October 31,                    From
                                                        2009               2008             Inception
                                                      --------           --------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                          $ (3,566)          $ (2,798)          $(70,779)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Amortization                                          496                496              3,967
     Changes in operating assets & liabilities-
     Account payable - Trade                             1,800                152              9,250
     Accrued liabilities                                (1,200)            (1,949)             3,818
                                                      --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                 (2,470)            (4,099)           (53,744)
                                                      --------           --------           --------
INVESTING ACTIVITIES:
  Website development costs                                 --                 --             (5,950)
                                                      --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                     --                 --             (5,950)
                                                      --------           --------           --------
FINANCING ACTIVITIES:
  Due to related party                                   4,000                 --             13,985
  Issuance of common stock for cash                         --                 --             62,000
  Deferred offering costs                                   --                 --            (13,500)
                                                      --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                4,000                 --             62,485
                                                      --------           --------           --------

NET (DECREASE) INCREASE IN CASH                          1,530             (4,099)             2,791

CASH - BEGINNING OF PERIOD                               1,261             11,201                 --
                                                      --------           --------           --------

CASH - END OF PERIOD                                  $  2,791           $  7,102           $  2,791
                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                            $     --           $     --           $     --
                                                      ========           ========           ========

  Income taxes                                        $     --           $     --           $     --
                                                      ========           ========           ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of ERE as of October 31, 2009, and July 31, 2009, and for the three months ended October 31, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE's financial position as of October 31, 2009, and July 31, 2009, and the results of its operations and its cash flows for the three months ended October 31, 2009, and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2009, filed with the SEC for additional information, including significant accounting policies.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of October 31, 2009, and July 31, 2009, the Company had undertaken a project related to the development of an internal-use website amounting to $5,950.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of October 31, 2009, and July 31, 2009, the Company had not undertaken any projects related to the development of internal-use software.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of October 31, 2009, the Company had capitalized $5,950 (July 31, 2009 - $5,950) related to its website software to be sold and recorded $3,967 (July 31, 2009 - $3,471) in accumulated amortization.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended October 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2009, and 2008.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of October 31, 2009, and July 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of October 31, 2009, and July 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

SUBSEQUENT EVENTS

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the three-month period ended October 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 6, 2009, which was the date the financial statements were available to be issued.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2009, and July 31, 2009, and expenses for the three months ended October 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from May 29, 2007, through October 31, 2009, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and President for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

(4) INCOME TAXES

The provision (benefit) for income taxes for the three months ended October 31, 2009, and 2008, was as follows (assuming a 15 percent effective income tax rate):

                                                       Three Months Ended
                                                           October 31,
                                                  -----------------------------
                                                    2009                 2008
                                                  --------             --------
Current Tax Provision:
  Federal-
    Taxable income                                $     --             $     --
                                                  --------             --------

      Total current tax provision                 $     --             $     --
                                                  ========             ========
Deferred Tax Provision:
  Federal-
    Loss carryforwards                            $    535             $    420
    Change in valuation allowance                     (535)                (420)
                                                  --------             --------

      Total deferred tax provision                $     --             $     --
                                                  ========             ========

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


ERE had deferred income tax assets as of October 31, 2009, and July 31, 2009, as follows:

                                                  October 31,          July 31,
                                                     2009                2009
                                                   --------            --------

Loss carryforwards                                 $ 10,617            $ 10,082
Less - Valuation allowance                          (10,617)            (10,082)
                                                   --------            --------

      Total net deferred tax assets                $     --            $     --
                                                   ========            ========

The Company had net operating loss carryforwards for income tax reporting purposes of $70,779 and $67,213 as of October 31, 2009, and July 31, 2009, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

As of October 31, 2009, there was a balance owed to a Director and officer of the Company for a working capital loan in the amount of $13,985 (July 31, 2009-$9,985). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2009, and 2008
                                   (Unaudited)


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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-KSB for the year ended July 31, 2009 filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2009.

EXPENSES

Our expenses for the three months ended October 31, 2009 and 2008, were $3,566 and $2,798, respectively, and for the period from May 29, 2007 (date of inception), through October 31, 2009, were $70,779. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2009 and 2008 was $3,566 and $2,798, respectively. During the period from May 29, 2007 (date of inception), through October 31, 2009, we incurred a net loss of $70,779. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $1,200.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2009 reflects assets of $4,774 in the form of cash and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2009, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of October 31, 2009, that describes the circumstances that pertain to this matter.

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

                              ERE MANAGEMENT INC


Date: December 15, 2009       By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer