Form 10-Q
period 2010-01-31
ERE MANAGEMENT INC
filed 2010-03-22
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2010

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

As of March 19, 2010, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            18

Item 3. Quantitative and Qualitative Disclosures About Market Risk           20

Item 4. Controls and Procedures                                              20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits                                                             21

Signature                                                                    22

ITEM 1. FINANCIAL STATEMENTS

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)

Financial Statements-

   Balance Sheets as of January 31, 2010, and July 31, 2009.................. 4

   Statements of Operations for the Three and Six Months Ended
     January 31, 2010, and 2009, and Cumulative from Inception............... 5

   Statements of Cash Flows for the Six Months Ended
     January 31, 2010, and 2009, and Cumulative from Inception............... 6

   Notes to Financial Statements January 31, 2010, and 2009.................. 7

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF JANUARY 31, 2010, AND JULY 31, 2009
                                   (Unaudited)

                                                                        January 31,         July 31,
                                                                           2010               2009
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                   $    661           $  1,261
                                                                         --------           --------
      Total current assets                                                    661              1,261
                                                                         --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                 5,950              5,950
                                                                         --------           --------

                                                                            5,950              5,950
Less - Accumulated amortization                                            (4,463)            (3,471)
                                                                         --------           --------

      Net property and equipment                                            1,487              2,479
                                                                         --------           --------

TOTAL ASSETS                                                             $  2,148           $  3,740
                                                                         ========           ========

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $  7,750           $  7,450
  Accrued liabilities                                                       4,867              5,018
  Due to related party                                                     16,185              9,985
                                                                         --------           --------
      Total current liabilities                                            28,802             22,453
                                                                         --------           --------

      Total liabilities                                                    28,802             22,453
                                                                         --------           --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares authorized; 2,440,000 shares issued and outstanding in 2010
   and 2009, respectively                                                   2,440              2,440
  Additional paid-in capital                                               46,060             46,060
  (Deficit) accumulated during the development stage                      (75,154)           (67,213)
                                                                         --------           --------
      Total stockholders' (deficit)                                       (26,654)           (18,713)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                            $  2,148           $  3,740
                                                                         ========           ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
      AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JANUARY 31, 2010
                                   (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                           January 31,                    January 31,          Cumulative
                                                  --------------------------     -------------------------        From
                                                     2010            2009           2010           2009        Inception
                                                  ----------      ----------     ----------     ----------     ----------
Revenues                                          $       --      $       --     $       --     $       --     $       --
                                                  ----------      ----------     ----------     ----------     ----------
EXPENSES:
  General and administrative-
  Accounting and audit fees                            2,500           1,500          4,750          3,500         22,200
  Legal fees - Other                                      --              --             --          3,260         15,760
  Transfer agent fees                                    527             300            827            600         14,400
  Filing fees                                            315              --            315          2,087          6,414
  Office rent                                            467             452            917            905          4,907
  Amortization                                           496             496            992            992          4,463
  Consulting fees                                         --              --             --             --          4,000
  Web design and hosting fees                             50              51            100            101          1,967
  Legal fees - Incorporation                              --              --             --             --            499
  Bank service charges                                    20              --             40             --            223
  Office supplies                                         --              --             --             --            196
  Licenses and fees                                       --              --             --             --            125
                                                  ----------      ----------     ----------     ----------     ----------
      Total general and administrative expenses        4,375           2,799          7,941         11,445         75,154
                                                  ----------      ----------     ----------     ----------     ----------

(LOSS) FROM OPERATIONS                                (4,375)         (2,799)        (7,941)       (11,445)       (75,154)

OTHER INCOME (EXPENSE)                                    --              --             --             --             --

PROVISION FOR INCOME TAXES                                --              --             --             --             --
                                                  ----------      ----------     ----------     ----------     ----------

NET (LOSS)                                        $   (4,375)     $   (2,799)    $   (7,941)    $  (11,445)    $  (75,154)
                                                  ==========      ==========     ==========     ==========     ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted     $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                                  ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   2,440,000       2,440,000      2,440,000      2,440,000
                                                  ==========      ==========     ==========     ==========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
      AND CUMULATIVE FROM INCEPTION (MAY 29, 2007) THROUGH JANUARY 31, 2010
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    January 31,                  Cumulative
                                                           ---------------------------              From
                                                             2010               2009             Inception
                                                           --------           --------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $ (7,941)          $(11,445)          $(75,154)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Amortization                                               992                992              4,463
  Changes in operating assets & liabilities -
     Prepaid rent                                                --               (153)                --
     Account payable - Trade                                    300             (1,448)             7,750
     Accrued liabilities                                       (151)             1,861              4,867
                                                           --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                      (6,800)           (10,193)           (58,074)
                                                           --------           --------           --------
INVESTING ACTIVITIES:
  Website development costs                                      --                 --             (5,950)
                                                           --------           --------           --------
NET CASH (USED IN) INVESTING ACTIVITIES                          --                 --             (5,950)
                                                           --------           --------           --------
FINANCING ACTIVITIES:
  Due to related party                                        6,200                 --             16,185
  Issuance of common stock for cash                              --                 --             62,000
  Deferred offering costs                                        --                 --            (13,500)
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     6,200                 --             64,685
                                                           --------           --------           --------

NET (DECREASE) INCREASE IN CASH                                (600)           (10,193)               661

CASH - BEGINNING OF PERIOD                                    1,261             11,201                 --
                                                           --------           --------           --------

CASH - END OF PERIOD                                       $    661           $  1,008           $    661
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========

  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of ERE as of January 31, 2010, and July 31, 2009, and for the three and six months ended January 31, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE's financial position as of January 31, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and six months ended January 31, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010. The accompanying financial statements, and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2009, filed with the SEC for additional information, including significant accounting policies.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of January 31, 2010, and July 31, 2009, the Company had undertaken a project related to the development of an internal-use website amounting to $5,950.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of January 31, 2010, and July 31, 2009, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of January 31, 2010, the Company had capitalized $5,950 (July 31, 2009 - $5,950) related to its website software to be sold and recorded $4,463 (July 31, 2009 - $3,471) in accumulated amortization.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended January 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended January 31, 2010, and 2009.

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

INCOME TAXES

Income taxes are provided in accordance with FASB ASC 740 INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of January 31, 2010, and July 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of January 31, 2010, and July 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

SUBSEQUENT EVENTS

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the six-month period ended January 31, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 16, 2010, which was the date the financial statements were available to be issued.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the three and six months ended January 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


During the period from May 29, 2007, through January 31, 2010, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and President for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product, or related services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability, and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $42,000.

(4) INCOME TAXES

The provision (benefit) for income taxes for the six months ended January 31, 2010, and 2009, was as follows (assuming a 15 percent effective income tax rate):

                                                          Six Months Ended
                                                             January 31,
                                                    ---------------------------
                                                      2010               2009
                                                    --------           --------
Current Tax Provision:
  Federal -
    Taxable income                                  $     --           $     --
                                                    --------           --------

      Total current tax provision                   $     --           $     --
                                                    ========           ========

Deferred Tax Provision:
  Federal -
    Loss carryforwards                              $  1,191           $  1,717
    Change in valuation allowance                     (1,191)            (1,717)
                                                    --------           --------

      Total deferred tax provision                  $     --           $     --
                                                    ========           ========

ERE had deferred income tax assets as of January 31, 2010, and July 31, 2009, as follows:

                                                   January 31,         July 31,
                                                      2010               2009
                                                    --------           --------

Loss carryforwards                                  $ 11,273           $ 10,082
Less - Valuation allowance                           (11,273)           (10,082)
                                                    --------           --------

      Total net deferred tax assets                 $     --           $     --
                                                    ========           ========

The Company had net operating loss carryforwards for income tax reporting purposes of $75,154 and $67,213 as of January 31, 2010, and July 31, 2009, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


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

As of January 31, 2010, there was a balance owed to a Director and officer of the Company for a working capital loan in the amount of $16,185 (July 31, 2009-$9,985). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51". SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC 810-10) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133". SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

     * disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
     * disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     * disclosure of information about credit-risk-related contingent features;
     * and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING Principles". SFAS No. 162 (FASB ASC
105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins, and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


     b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.
     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).
     d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS". SFAS No. 163 (FASB ASC
944) clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition, and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligationsm, and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944). Except for those disclosures, earlier application is not permitted. The management of ERE Management does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) "NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISITIONS". SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of ERE Management does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting, for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

     1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
     2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (UNAUDITED)


     3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of ERE Management does not expect the adoption of this pronouncement to have material impact on its financial.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO, 140". SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose, and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of ERE Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form SB-2, and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and, notes thereto included in this Report, and the audited financials in our Annual Report on Form 10-K for the year ended July 31, 2009, filed with the Securities and Exchange Commission.

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

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We believe that this capital formation activity will allow us to continue our product development, market our software product, and remain in business until the end of the 2011 fiscal year. If we are unable to generate revenues after the 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

PLAN OF OPERATION

Our specific goal is to develop our software product and to execute our marketing plan. Initially, we plan to commence marketing of our software product via direct distribution channels. We are nearing the final stages in devising our marketing strategy which we plan to begin to implement in the coming fiscal quarters.

We will also distribute our software products through our website and third-party websites that sell complementary software programs. Third-party websites will be compensated via a commission for their sales.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through January 31, 2010.

EXPENSES

Our expenses for the three months ended January 31, 2010, and 2009, were $4,375 and $2,799, respectively. Our expenses for the six months ended January 31, 2010, and 2009 were $7,941 and $11,445, respectively, and for the period from May 29, 2007 (date of inception), through January 31, 2010 were $75,154. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended January 31, 2010, and 2009, was $4,375 and $2,799, respectively. Our net loss for the six months ended January 31, 2010, and 2009, was $7,941, and $11,445, respectively. During the period from May 29, 2007 (date of inception), through January 31, 2010, we incurred a net loss of $75,154. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2010, reflects assets of $2,148 in the form of cash and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2009, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of January 31, 2010, that describes the circumstances that pertain to this matter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2010, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                              ERE MANAGEMENT INC


Date: March 22, 2010          By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer