Form 10-Q
period 2010-04-30
ERE MANAGEMENT INC
filed 2010-06-18
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2010

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

As of June 16, 2010, 2,440,000 shares of the issuer's common stock, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           17

Item 4. Controls and Procedures                                              17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits                                                             18

Signature                                                                    19

ITEM 1. FINANCIAL STATEMENTS

                               ERE MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)

Financial Statements-

   Balance Sheets as of April 30, 2010, and July 31, 2009...................  4

   Statements of Operations for the Three and Nine Months Ended
     April 30, 2010, and 2009, and Cumulative from Inception................  5

   Statements of Cash Flows for the Nine Months Ended
     April 30, 2010, and 2009, and Cumulative from Inception................  6

   Notes to Financial Statements April 30, 2010, and 2009...................  7

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                     AS OF APRIL 30, 2010, AND JULY 31, 2009
                                   (Unaudited)

                                                                             April 30,          July 31,
                                                                               2010               2009
                                                                             --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                       $     40           $  1,261
                                                                             --------           --------
      Total current assets                                                         40              1,261
                                                                             --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                     5,950              5,950
                                                                             --------           --------
                                                                                5,950              5,950

Less - Accumulated amortization                                                (4,959)            (3,471)
                                                                             --------           --------

Net property and equipment                                                        991              2,479
                                                                             --------           --------

      TOTAL ASSETS                                                           $  1,031           $  3,740
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                   $  9,600           $  7,450
  Accrued liabilities                                                           5,218              5,018
  Due to related party                                                         16,185              9,985
                                                                             --------           --------
      Total current liabilities                                                31,003             22,453
                                                                             --------           --------

      Total liabilities                                                        31,003             22,453
                                                                             --------           --------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized; 2,440,000 shares issued and outstanding in 2010, and 2009        2,440              2,440
  Additional paid-in capital                                                   46,060             46,060
  (Deficit) accumulated during the development stage                          (78,472)           (67,213)
                                                                             --------           --------
      Total stockholders' (deficit)                                           (29,972)           (18,713)
                                                                             --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $  1,031           $  3,740
                                                                             ========           ========

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                             THROUGH APRIL 30, 2010
                                   (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                           April 30,                     April 30,           Cumulative
                                                   -------------------------     -------------------------     From
                                                      2010           2009           2010           2009      Inception
                                                   ----------     ----------     ----------     ----------   ---------
REVENUES                                           $       --     $       --     $       --     $       --   $       --
                                                   ----------     ----------     ----------     ----------   ----------
EXPENSES:
  General and administrative-
     Accounting and audit fees                          2,000          1,700          6,750          5,200       24,200
     Legal fees - Other                                    --             --             --          3,260       15,760
     Transfer agent fees                                  150            300            978            900       14,551
     Filing fees                                          170          1,320            485          3,407        6,584
     Office rent                                          451            455          1,368          1,359        5,358
     Amortization                                         496            496          1,488          1,487        4,959
     Consulting fees                                       --             --             --             --        4,000
     Web design and hosting fees                           50             51            150            151        2,017
     Legal fees - Incorporation                            --             --             --             --          499
     Bank service charges                                  --             40             40             40          223
     Office supplies                                       --             --             --             --          196
     Licenses and fees                                     --             --             --             --          125
                                                   ----------     ----------     ----------     ----------   ----------
Total general and administrative expenses               3,317          4,362         11,259         15,804       78,472
                                                   ----------     ----------     ----------     ----------   ----------

(LOSS) FROM OPERATIONS                                 (3,317)        (4,362)       (11,259)       (15,804)     (78,472)

OTHER INCOME (EXPENSE)                                     --             --             --             --           --

PROVISION FOR INCOME TAXES                                 --             --             --             --           --
                                                   ----------     ----------     ----------     ----------   ----------

NET (LOSS)                                         $   (3,317)    $   (4,362)    $  (11,259)    $  (15,804)  $  (78,472)
                                                   ==========     ==========     ==========     ==========   ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted      $    (0.00)    $    (0.00)    $    (0.00)    $    (0.01)
                                                   ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    2,440,000      2,440,000      2,440,000      2,440,000
                                                   ==========     ==========     ==========     ==========


             The accompanying notes to financial statements are an
                       integral part of these statements.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                 FOR NINE MONTHS ENDED APRIL 30, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                             THROUGH APRIL 30, 2010
                                   (Unaudited)

                                                           Nine Months Ended
                                                               April 30,                Cumulative
                                                      ---------------------------          From
                                                        2010               2009          Inception
                                                      --------           --------        ---------
OPERATING ACTIVITIES:
  Net (loss)                                          $(11,259)          $(15,804)       $(78,472)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Amortization                                        1,488              1,487           4,959
  Changes in operating assets & liabilities:
     Account payable - Trade                             2,150             (1,448)          9,600
     Accrued liabilities                                   200             (1,349)          5,218
                                                      --------           --------        --------

NET CASH (USED IN) OPERATING ACTIVITIES                 (7,421)           (17,114)        (58,695)
                                                      --------           --------        --------
INVESTING ACTIVITIES:
  Website development costs                                 --                 --          (5,950)
                                                      --------           --------        --------

NET CASH (USED IN) INVESTING ACTIVITIES                     --                 --          (5,950)
                                                      --------           --------        --------
FINANCING ACTIVITIES:
  Due to related party                                   6,200              9,985          16,185
  Issuance of common stock for cash                         --                 --          62,000
  Deferred offering costs                                   --                 --         (13,500)
                                                      --------           --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                6,200              9,985          64,685
                                                      --------           --------        --------

NET (DECREASE) INCREASE IN CASH                         (1,221)            (7,129)             40

CASH - BEGINNING OF PERIOD                               1,261             11,201              --
                                                      --------           --------        --------

CASH - END OF PERIOD                                  $     40           $  4,072        $     40
                                                      ========           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                            $     --           $     --        $     --
                                                      ========           ========        ========

  Income taxes                                        $     --           $     --        $     --
                                                      ========           ========        ========


             The accompanying notes to financial statements are an
                       integral part of these statements.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL ORGANIZATION AND BUSINESS

ERE Management Inc.("ERE" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of ERE as of April 30, 2010, and July 31, 2009, and for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly ERE's financial position as of April 30, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of July 31, 2009, filed with the SEC for additional information, including significant accounting policies.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under FASB ASC 350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of April 30, 2010, the Company had capitalized $5,950 (July 31, 2009 - $5,950) related to its website cost and recorded $4,959 (July 31, 2009 - $3,471) in accumulated amortization.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under ASC 350-40, INTERNAL USE SOFTWARE, the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software, payroll, and payroll-related costs for employees who are directly associated with and who devote time to internal-use computer software projects; and, interest costs related to loans incurred for the development of internal-use software. As of April 30, 2010, and July 31, 2009, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under ASC 985-20, COST OF SOFTWARE TO BE SOLD, LEASED OR MARKETED, the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended April 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended April 30, 2010, and 2009.

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

INCOME TAXES

Income taxes are provided in accordance with FASB ASC 740, INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of April 30, 2010, and July 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of April 30, 2010, and July 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010, and July 31, 2009, and expenses for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, marketing plans, and software development. The business plan of ERE is to specialize in providing sales tool solutions for the real estate industry by developing and selling a CMS software product that enables real estate agents to easily build a website to showcase their listings online.

During the period from May 29, 2007, through April 30, 2010, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and President for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that ERE will be successful in the development or sale of its planned CMS product, or related services that will generate sufficient revenues to sustain the operations of the Company.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


(4) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2010, and 2009, was as follows (assuming a 15 percent effective income tax rate):

                                                          Nine Months Ended
                                                             April 30,
                                                    ---------------------------
                                                      2010               2009
                                                    --------           --------
Current Tax Provision:
  Federal -
    Taxable income                                  $     --           $     --
                                                    --------           --------

      Total current tax provision                   $     --           $     --
                                                    ========           ========
Deferred Tax Provision:
  Federal -
    Loss carryforwards                              $  1,689           $  2,371
    Change in valuation allowance                     (1,689)            (2,371)
                                                    --------           --------

      Total deferred tax provision                  $     --           $     --
                                                    ========           ========

ERE had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

                                                    April 30,          July 31,
                                                      2010               2009
                                                    --------           --------

Loss carryforwards                                  $ 11,771           $ 10,082
Less - Valuation allowance                           (11,771)           (10,082)
                                                    --------           --------

      Total net deferred tax assets                 $     --           $     --
                                                    ========           ========

The Company had net operating loss carryforwards for income tax reporting purposes of $78,472 and $67,213 as of April 30, 2010, and July 31, 2009,
respectively, that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


On September 26, 2007, intellectual property rights were received from the Director and President of ERE for $0 value. The Company received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

As of April 30, 2010, there was a balance owed to a Director and officer of the Company for a working capital loan in the amount of $16,185 (July 31, 2009-$9,985). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

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

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

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

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Annual Report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report, and the audited financials in our Annual Report on Form 10-K for the year ended July 31, 2009, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2010.

EXPENSES

Our expenses for the three months ended April 30, 2010, and 2009, were $3,317 and $4,362, respectively. Our expenses for the nine months ended April 30, 2010, and 2009 were $11,259 and $15,804, respectively, and for the period from May 29, 2007 (date of inception), through April 30, 2010, were $78,472. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended April 30, 2010, and 2009, was $3,317 and $4,362, respectively. Our net loss for the nine months ended April 30, 2010, and 2009, was $11,259 and $15,804, respectively. During the period from May 29, 2007 (date of inception), through April 30, 2010, we incurred a net loss of $78,472. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any property or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2010, reflects assets of $1,031 in the form of cash and website development costs. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2009, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2010, that describes the circumstances that pertain to this matter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2010, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President (our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                              ERE MANAGEMENT INC


Date: June 16, 2010           By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer