Form 10-K
period 2010-07-31
ERE MANAGEMENT INC
filed 2010-11-15
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 15, 2010 was approximately $42,000 based upon 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2010.

As of November 15, 2010, there were 2,440,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business                                                              4

ITEM 1A. Risk Factors                                                          6

ITEM 2.  Properties                                                            8

ITEM 3.  Legal Proceedings                                                     9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     9

ITEM 6.  Selected Financial Data                                              10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           14

ITEM 8.  Financial Statements and Supplementary Data                          15

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30

ITEM 9A. Controls and Procedures                                              30

ITEM 9B. Other Information                                                    31

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               32

ITEM 11. Executive Compensation                                               32

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      34

ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         35

ITEM 14. Principal Accountant Fees and Services                               35

ITEM 15. Exhibits Financial Statement Schedules                               36

Signatures                                                                    37

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this annual report, the terms "we", "us", "our" and "ERE" mean ERE Management, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

ERE Management, Inc. (the "Company" or "ERE") is a development stage company that was incorporated on May 29, 2007. We have commenced only limited operations, primarily focused on developing our CMS software product. We have not generated any revenue to date. Our Director has reserved a domain name for us and has also acquired web and email hosting. We have developed a website for our services. We have also developed a basic version of our software.

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

Many of the competitors in this industry are located in the United States. While there are many competitors; the industry supports a large number of competitors as demand is significant and growing. We see this competition as a benefit to us, as we have analyzed our competitors' products and have looked for ways to improve and distinguish our product from the competition.

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

EMPLOYEES

As of November 15, 2010, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and Director provides services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred a net loss of $77,259 for the period from May 29, 2007 (date of inception) through July 31, 2010. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

At present, we do not own any property. We currently maintain our corporate office at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. We pay monthly rent for use of this space of $150. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended July 31, 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "EREM." As of July 31, 2010, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2010(no quotes are available for the previous fiscal year as our stock has not traded):

                     For the Fiscal Year Ended July 31, 2010

             For the Quarter ended              High           Low
             ---------------------              ----           ---
             October 31                          N/A           N/A
             January 31                          N/A           N/A
             April 30                            N/A           N/A
             July 31                             N/A           N/A

HOLDERS OF OUR COMMON STOCK

On November 15, 2010 the shareholders' list of our common stock showed 39 registered shareholder and 2,440,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended July 31, 2010 we have not sold any equity securities not registered under the Securities Act.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

GENERAL ORGANIZATION AND BUSINESS

ERE Management Inc. ("ERE" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under FASB ASC 350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of July 31, 2010, the Company had capitalized $5,950 (July 31, 2009 - $5,950) related to its website cost and recorded $5,455 (July 31, 2009 - $3,471) in accumulated amortization.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under ASC 350-40, INTERNAL USE SOFTWARE, the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software, payroll, and payroll-related costs for employees who are directly associated with and who devote time to internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2010, and 2009, the Company had not undertaken any project related to the development of internal-use software.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended July 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2010, and 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of July 31, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of July 31, 2010, and 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2010, and 2009, and expenses for the years ended July 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

As of January 24, 2008, we completed the sale of 840,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We used these proceeds to fund our operations in our last fiscal year. If we are unable to generate revenues going forward , or if we are unable to make a reasonable profit , we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2010.

EXPENSES

Our expenses for the twelve month period ended July 31, 2010 and 2009 were $17,496 and $21,813, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2010, we incurred expenses of $84,709. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended July 31, 2010 and 2009 was $10,046 and $21,813, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2010, we incurred a net loss of $77,259. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,440,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2010 reflects assets of $308 in the form of cash and cash equivalents. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $62,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

Report of Registered Independent Auditors.................................... 16

Financial Statements-

   Balance Sheets as of July 31, 2010, and 2009.............................  17

   Statements of Operations for the Years Ended
     July 31, 2010, and 2009, and Cumulative from Inception.................  18

   Statements of Stockholder's Equity for the Period
     from Inception through July 31, 2010...................................  19

   Statements of Cash Flows for the Years Ended
     July 31, 2010, and 2009, and Cumulative from Inception.................  20

   Notes to Financial Statements July 31, 2010, and 2009....................  21

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ERE Management, Inc.:

We have audited the accompanying balance sheets of ERE Management, Inc. (a Nevada corporation in the development stage) as of July 31, 2010, and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (May 29, 2007) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERE Management, Inc. as of July 31, 2010, and 2009, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (May 29, 2007) through July 31, 20010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Etania Audit Group P.C.
---------------------------------------------
Etania Audit Group P.C.
Cedar City, Utah,
October 25, 2010

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                          AS OF JULY 31, 2010, AND 2009

                                                                              July 31,           July 31,
                                                                                2010               2009
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $    308           $  1,261
                                                                              --------           --------
      Total current assets                                                         308              1,261
                                                                              --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                      5,950              5,950
                                                                              --------           --------
                                                                                 5,950              5,950

Less - Accumulated amortization                                                 (5,455)            (3,471)
                                                                              --------           --------

Net property and equipment                                                         495              2,479
                                                                              --------           --------

      TOTAL ASSETS                                                            $    803           $  3,740
                                                                              ========           ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                    $  1,510           $  7,450
  Accrued liabilities                                                            6,217              5,018
  Due to related party                                                          21,835              9,985
                                                                              --------           --------
      Total current liabilities                                                 29,562             22,453
                                                                              --------           --------

      Total liabilities                                                         29,562             22,453
                                                                              --------           --------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized; 2,440,000 shares issued and outstanding in 2010, and 2009         2,440              2,440
  Additional paid-in capital                                                    46,060             46,060
  (Deficit) accumulated during the development stage                           (77,259)           (67,213)
                                                                              --------           --------
      Total stockholders' (deficit)                                            (28,759)           (18,713)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $    803           $  3,740
                                                                              ========           ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010

                                                             Years Ended July 31,            Cumulative
                                                         ----------------------------          From
                                                            2010              2009           Inception
                                                         ----------        ----------        ----------
Revenues                                                 $       --        $       --        $       --
                                                         ----------        ----------        ----------
EXPENSES:
  General and administrative-
    Accounting and audit fees                                 9,750             9,450            27,200
    Legal fees - Other                                        1,710             3,260            17,470
    Transfer agent fees                                       1,277               900            14,850
    Filing fees                                                 485             4,017             6,584
    Office rent                                               1,851             1,811             5,841
    Amortization                                              1,984             1,984             5,455
    Consulting fees                                              --                --             4,000
    Web design and hosting fees                                 150               201             2,017
    Legal fees - Incorporation                                   --                --               499
    Bank service charges                                         40                40               223
    Office supplies                                             249               150               445
    Licenses and fees                                            --                --               125
                                                         ----------        ----------        ----------
      Total general and administrative expenses              17,496            21,813            84,709
                                                         ----------        ----------        ----------

(LOSS) FROM OPERATIONS                                      (17,496)          (21,813)          (84,709)

OTHER INCOME (EXPENSE)                                        7,450                --             7,450

PROVISION FOR INCOME TAXES                                       --                --                --
                                                         ----------        ----------        ----------

NET (LOSS)                                               $  (10,046)       $  (21,813)       $  (77,259)
                                                         ==========        ==========        ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted            $    (0.00)       $    (0.01)
                                                         ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                          2,440,000         2,440,000
                                                         ==========        ==========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
                  FOR THE PERIOD FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010

                                                                             (Deficit)
                                                                            Accumulated
                                        Common stock         Additional      During the
                                    --------------------       Paid-in      Development
Description                         Shares        Amount       Capital         Stage           Totals
-----------                         ------        ------       -------         -----           ------
BALANCE - MAY 29, 2007                   --      $    --      $     --       $      --       $      --

Common stock issued for cash      1,600,000        1,600        18,400              --          20,000

Net (loss) for the period                --           --            --          (1,999)         (1,999)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2007           1,600,000      $ 1,600      $ 18,400       $  (1,999)      $  18,001

Common stock issued for cash        840,000          840        41,160              --          42,000

Deferred offering costs                  --           --       (13,500)        (13,500)

Net (loss) for the period                --           --            --         (43,401)        (43,401)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2008           2,440,000        2,440        46,060         (45,400)          3,100

Net (loss) for the period                --           --            --         (21,813)        (21,813)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2009           2,440,000      $ 2,440      $ 46,060       $ (67,213)      $ (18,713)

Net (loss) for the period                --           --            --         (10,046)        (10,046)
                                  ---------      -------      --------       ---------       ---------

BALANCE - JULY 31, 2010           2,440,000      $ 2,440      $ 46,060       $ (77,259)      $ (28,759)
                                  =========      =======      ========       =========       =========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                    FOR YEARS ENDED JULY 31, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010

                                                             Years Ended July 31,          Cumulative
                                                         ---------------------------         From
                                                           2010               2009         Inception
                                                         --------           --------       ----------
OPERATING ACTIVITIES:
  Net (loss)                                             $(10,046)          $(21,813)       $(77,259)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Amortization                                           1,984              1,984           5,455
  Changes in operating assets & liabilities-
     Account payable - Trade                               (5,940)            (1,448)          1,510
     Accrued liabilities                                    1,199              1,352           6,217
                                                         --------           --------        --------

NET CASH (USED IN) OPERATING ACTIVITIES                   (12,803)           (19,925)        (64,077)
                                                         --------           --------        --------
INVESTING ACTIVITIES:
  Website development costs                                    --                 --          (5,950)
                                                         --------           --------        --------

NET CASH (USED IN) INVESTING ACTIVITIES                        --                 --          (5,950)
                                                         --------           --------        --------
FINANCING ACTIVITIES:
  Due to related party                                     11,850              9,985          21,835
  Issuance of common stock for cash                            --                 --          62,000
  Deferred offering costs                                      --                 --         (13,500)
                                                         --------           --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  11,850              9,985          70,335
                                                         --------           --------        --------

NET (DECREASE) INCREASE IN CASH                              (953)            (9,940)            308

CASH - BEGINNING OF PERIOD                                  1,261             11,201              --
                                                         --------           --------        --------

CASH - END OF PERIOD                                     $    308           $  1,261        $    308
                                                         ========           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                               $     --           $     --        $     --
                                                         ========           ========        ========

  Income taxes                                           $     --           $     --        $     --
                                                         ========           ========        ========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL ORGANIZATION AND BUSINESS

ERE Management Inc. ("ERE" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities ERE plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of ERE Management Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


INTERNAL WEBSITE DEVELOPMENT COSTS

Under FASB ASC 350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of July 31, 2010, the Company had capitalized $5,950 (July 31, 2009 - $5,950) related to its website cost and recorded $5,455 (July 31, 2009 - $3,471) in accumulated amortization.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under ASC 350-40, INTERNAL USE SOFTWARE, the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software, payroll, and payroll-related costs for employees who are directly associated with and who devote time to internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2010, and 2009, the Company had not undertaken any project related to the development of internal-use software.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended July 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2010, and 2009.

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of July 31, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of July 31, 2010, and 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2010, and 2009, and expenses for the years ended July 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


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

During the period from May 29, 2007, through July 31, 2010, the Company was incorporated and issued 1,600,000 shares of common stock to its Director and President for cash proceeds of $20,000. In addition, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raised capital of $42,000 from a self-underwritten offering of 840,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, ERE completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


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

(4) INCOME TAXES

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, was as follows (assuming a 15 percent effective income tax rate):

                                                      Year Ended July 31,
                                                 ---------------------------
                                                   2010               2009
                                                 --------           --------
Current Tax Provision:
  Federal-
    Taxable income                               $     --           $     --
                                                 --------           --------

      Total current tax provision                $     --           $     --
                                                 ========           ========
Deferred Tax Provision:
  Federal-
    Loss carryforwards                           $  1,507           $  3,272
    Change in valuation allowance                  (1,507)            (3,272)
                                                 --------           --------

      Total deferred tax provision               $     --           $     --
                                                 ========           ========

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


ERE had deferred income tax assets as of July 31, 2010, and 2009, as follows:

                                                      Year Ended July 31,
                                                 ---------------------------
                                                   2010               2009
                                                 --------           --------

Loss carryforwards                               $ 11,589           $ 10,082
Less - Valuation allowance                        (11,589)           (10,082)
                                                 --------           --------

      Total net deferred tax assets              $     --           $     --
                                                 ========           ========

The Company had net operating loss carryforwards for income tax reporting purposes of $77,259 and $67,213 as of July 31, 2010, and 2009, respectively, that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

As of July 31, 2010, there was a balance owed to a Director and officer of the Company for a working capital loan in the amount of $21,835 (July 31, 2009-$9,985). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of adoption of this pronouncement did not have material impact on the financial statements of the Company.

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

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of July 31, 2010, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

               Name                     Age                  Position
               ----                     ---                  --------

Joselito Christopher G. Imperial        42       President, Secretary, Treasurer
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

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Joselito Christopher   2010           0        0         0        0           0             0              0          0
G. Imperial (1)        2009           0        0         0        0           0             0              0          0

----------
(1) Mr. Imperial has been our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director since July 17, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                          Stock Awards
          ----------------------------------------------------------------   -----------------------------------------------
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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2010.

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

On September 26, 2007, intellectual property rights were received from Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and sole Director, for nil value. ERE received intellectual property rights relating to the development of an online CMS software product for the real estate industry.

On March 13, 2009, Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and sole Director, provided the Company with a working capital loan in the amount of $9,985 (2008-$0). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2010, Davis Accounting Group, P.C. billed us for $4,500 in audit fees.

REVIEW FEES

Davis Accounting Group, P.C., billed us $6,000 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Accounting Group, P.C.for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                        ERE MANAGEMENT, INC.


November 15, 2010      By: /s/ Joselito Christopher G. Imperial
                           -----------------------------------------------------
                           Joselito Christopher G. Imperial
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer)

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

          Signatures                                       Title                              Date
          ----------                                       -----                              ----


/s/ Joselito Christopher G. Imperial            President, Treasurer, Secretary,         November 15, 2010
--------------------------------------------    and Director
Joselito Christopher G. Imperial