Form 10-Q
period 2010-10-31
ERE MANAGEMENT INC
filed 2010-12-20
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2010

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

As of December 20, 2010, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

Item 4. Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3. Defaults Upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits                                                             17

Signature                                                                    18

ITEM 1.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2010, AND 2009

Financial Statements-

   Balance Sheets as of October 31, 2010 (Unaudited), and July 31, 2010.....  3

   Statements of Operations for the Three Months Ended
     October 31, 2010, and 2009, and for the Period from
     May 29, 2007 (Inception) through October 31, 2010 (Unaudited)..........  4

   Statements of Cash Flows for the Three Months Ended October 31, 2010,
     and 2009, and for the Period from May 29, 2007 (Inception) through
     October 31, 2010 (Unaudited)...........................................  5

   Notes to Financial Statements October 31, 2010, and 2009 (Unaudited).....  6

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        October 31,         July 31,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $    153           $    308
                                                                         --------           --------

Total current assets                                                          153                308

Website development costs                                                   5,950              5,950
Less accumulated amortization                                              (5,950)            (5,455)
                                                                         --------           --------

Total assets                                                             $    153           $    803
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                       $  2,028           $  1,510
  Accrued liabilities                                                       7,467              6,217
  Due to related party                                                     21,835             21,835
                                                                         --------           --------

Total current liabilities                                                  31,330             29,562
                                                                         --------           --------
Stockholders' deficit
  Common stock: $0.001 par value; 20,000,000 shares authorized;
   2,440,000 shares issued and outstanding                                  2,440              2,440
  Additional paid-in capital                                               46,060             46,060
  Deficit accumulated during the development stage                        (79,677)           (77,259)
                                                                         --------           --------

Total stockholders' deficit                                               (31,177)           (28,759)
                                                                         --------           --------

Total liabilities and stockholders' deficit                              $    153           $    803
                                                                         ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the
                                                                               Period from
                                                                               May 29, 2007
                                     Three Months         Three Months         (Inception)
                                        Ended                Ended               through
                                      October 31,          October 31,          October 31,
                                         2010                 2009                 2010
                                      ----------           ----------           ----------
REVENUE                               $       --           $       --           $       --
                                      ----------           ----------           ----------
OPERATING EXPENSES
  Accounting                               1,259                2,250               28,450
  Legal                                       --                   --               17,470
  Transfer agent fees                        300                  300               15,150
  Filing fees                                 --                   --                6,584
  Rent                                       373                  450                6,214
  Amortization                               495                  496                5,950
  General and administrative                  --                   70                7,309
                                      ----------           ----------           ----------

Total operating expenses                   2,418                3,566               87,127
                                      ----------           ----------           ----------

Loss before income taxes                  (2,418)              (3,566)             (87,127)

Provision for income taxes                    --                   --                   --
                                      ----------           ----------           ----------

Net loss                              $   (2,418)          $   (3,566)          $  (87,127)
                                      ==========           ==========           ==========

Net loss per common share -
 basic and diluted                    $    (0.00)          $    (0.00)
                                      ==========           ==========
Weighted Average Number of
 Common Shares Outstanding -
 basic and diluted                     2,440,000            2,440,000
                                      ==========           ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the
                                                                                           Period from
                                                                                           May 29, 2007
                                                     Three Months       Three Months       (Inception)
                                                        Ended              Ended             through
                                                      October 31,        October 31,        October 31,
                                                         2010               2009               2010
                                                       --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                             $ (2,418)          $ (3,566)          $(79,677)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                           495                496              5,950
  Changes in operating assets and liabilities:
     Accounts payable                                       518              1,800              2,028
     Accrued liabilities                                  1,250             (1,200)             7,467
                                                       --------           --------           --------

Net cash used in operating activities                      (155)            (2,470)           (64,232)
                                                       --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                        --                 --              5,950
                                                       --------           --------           --------

Net cash used in investing activities                        --                 --             (5,950)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                       --              4,000             21,835
  Proceeds from sale of common stock                         --                 --             48,500
                                                       --------           --------           --------

Cash from financing activities                               --                 --             70,335
                                                       --------           --------           --------

Net change in cash                                         (155)             1,530                153
Cash, beginning of the period                               308              1,261                 --
                                                       --------           --------           --------

Cash, end of the period                                $    153           $  2,791           $    153
                                                       ========           ========           ========

Supplemental disclosure of cash flows information:
  Cash paid for income taxes                           $     --           $     --           $     --
                                                       ========           ========           ========
  Cash paid for interest                               $     --           $     --           $     --
                                                       ========           ========           ========


               See accompanying notes to the financial statements

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                            October 31, 2010 and 2009

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

ERE Management, Inc. (a development stage company) ("ERE" or the "Company") was incorporated under the laws of the State of Nevada on May 29, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to build a website to showcase their listings.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2010 and notes thereto contained in the information filed as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on November 15, 2010.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

FISCAL YEAR END

The Company elected July 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

WEBSITE DEVELOPMENT COSTS

Under FASB ASC350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of October 31, 2010, the Company had capitalized $5,950 related to its website cost and recorded $5,950 in accumulated amortization.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of October 31, 2010 or 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended October 31, 2010 or 2009.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of October 31, 2010 or 2009.

COMMITMENTS AND CONTINGENCIES

The  Company  follows   subtopic   450-20  of  the  FASB  Accounting   Standards
Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "CONSOLIDATION TOPIC 810 - ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY - A SCOPE CLARIFICATION", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

     1.   A  subsidiary  or group of  assets  that is a  business  or  nonprofit activity
     2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
     3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

     1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
     2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that require new disclosures as follows:

     1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
     2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level
          3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

     1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
     2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from MAJOR CATEGORIES of assets to CLASSES of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 "SUBSEQUENT EVENTS (TOPIC 855) AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS", which provides amendments to Subtopic 855-10 as follows:

     1. An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.
     2. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
     3. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term REVISED FINANCIAL STATEMENTS is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 "REVENUE RECOGNITION -- MILESTONE METHOD (TOPIC 605) MILESTONE METHOD OF REVENUE RECOGNITION", which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

     1.   Be commensurate with either of the following:

          a.   The vendor's performance to achieve the milestone
          b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

     2.   Relate solely to past performance
     3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

     1.   A description of the overall arrangement
     2.   A description of each milestone and related contingent consideration
     3.   A determination of whether each milestone is considered substantive
     4. The factors that the entity considered in determining whether the milestone or milestones are substantive
     5. The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

     1.   Revenue
     2.   Income before income taxes
     3.   Net income
     4.   Earnings per share
     5.   The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $79,677 at October 31, 2010, a net loss from operations of $2,418 and net cash used in operating activities of $155 for the interim period then ended, respectively with no revenues earned since inception.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTY

The amount due to related party is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On July 16, 2007, the Company issued 1,600,000 shares of its common stock to Mr. Imperial for $20,000 in cash. On July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

In addition, in 2007, ERE commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at $0.05 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed and closed the offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, at $0.05 per share for $42,000 in cash.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. The Management of the Company determined that there were no reportable events to be disclosed or recorded.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2010.

EXPENSES

Our expenses for the three months ended October 31, 2010, and 2009, were $2,424 and $3,566, respectively and for the period from May 29, 2007 (date of inception), through October 31, 2010 were $87,127. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2010 and 2009 was $2,424 and $3,566, respectively and during the period from May 29, 2007 (date of inception), through October 31, 2010, we incurred a net loss of $79,677. This loss consisted primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2010, reflects assets of $153 in the form of cash. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2010, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of October 31, 2010, that describes the circumstances that pertain to this matter.

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

As of October 31, 2010, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                              ERE MANAGEMENT INC


Date: December 20, 2010       By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer