Form 10-Q
period 2011-01-31
ERE MANAGEMENT INC
filed 2011-03-17
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2011

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

As of March 16, 2010, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

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

ITEM 1.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                JANUARY 31, 2011

Financial Statements -

Balance Sheets as of January 31, 2011 (Unaudited), and July 31, 2010.......... 4

Statements of Operations for the Three and Six Months Ended January 31, 2011,
 and 2010, and for the Period from May 29, 2007 (Inception) through
 January 31, 2011 (Unaudited)................................................. 5

Statements of Cash Flows for the Six Months Ended January 31, 2011, and
 2010, and for the Period from May 29, 2007 (Inception) through
 January 31, 2011 (Unaudited)................................................. 6

Notes to the Financial Statements (Unaudited)................................. 7

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                    January 31,         July 31,
                                                                       2011               2010
                                                                     --------           --------
                                                                    (Unaudited)
                                     ASSETS

Current Assets:
  Cash                                                               $    153           $    308
                                                                     --------           --------
      Total current assets                                                153                308
                                                                     --------           --------
Property and Equipment
  Website development costs                                             5,950              5,950
  Less - accumulated amortization                                      (5,950)            (5,455)
                                                                     --------           --------
      Net property and equipment                                           --                495
                                                                     --------           --------

Total Assets                                                         $    153           $    803
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                   $  2,640           $  1,510
  Accrued liabilities                                                   8,717              6,217
  Due to related party                                                 22,353             21,835
                                                                     --------           --------
      Total current liabilities                                        33,710             29,562
                                                                     --------           --------

Total liabilities                                                      33,710             29,562
                                                                     --------           --------
Stockholders' Deficit
  Common stock: $0.001 par value;
   20,000,000 shares authorized;
   2,440,000 shares issued and outstanding                              2,440              2,440
  Additional paid-in capital                                           46,060             46,060
  Deficit accumulated during the development stage                    (82,057)           (77,259)
                                                                     --------           --------
      Total stockholders' deficit                                     (33,557)           (28,759)
                                                                     --------           --------

Total liabilities and stockholders' deficit                          $    153           $    803
                                                                     ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      For the
                                                                                                    Period from
                                                                                                    May 29, 2007
                                    Three Months    Three Months     Six Months      Six Months     (Inception)
                                       Ended           Ended           Ended           Ended           through
                                     January 31,     January 31,     January 31,     January 31,     January 31,
                                        2011            2010            2011            2010            2011
                                     ----------      ----------      ----------      ----------      ----------
Revenue                              $       --      $       --      $       --      $       --      $       --
                                     ----------      ----------      ----------      ----------      ----------
Operating Expenses
  Accounting                              1,250           2,500           2,500           4,750          29,700
  Legal                                      --              --              --              --          17,470
  Transfer agent fees                        --             527             300             827          15,150
  Filing fees                               665             315             665             315           7,249
  Rent                                      465             467             838             917           6,679
  Amortization                               --             496             495             992           5,950
  General and administrative                 --              70              --             140           7,309
                                     ----------      ----------      ----------      ----------      ----------
Total Operating Expenses                  2,380           4,375           4,798           7,941          89,507
                                     ----------      ----------      ----------      ----------      ----------

Loss from operations                     (2,380)         (4,375)         (4,798)         (7,941)        (89,507)

Other income (expense)                       --              --              --              --           7,450
                                     ----------      ----------      ----------      ----------      ----------

Loss before income taxes                 (2,380)         (4,375)         (4,798)         (7,941)        (82,057)
Provision for income taxes                   --              --              --              --              --
                                     ----------      ----------      ----------      ----------      ----------

Net loss                             $   (2,380)     $   (4,375)     $   (4,798)     $   (7,941)     $  (82,057)
                                     ==========      ==========      ==========      ==========      ==========

Net loss per common share -
 basic and diluted                   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                     ==========      ==========      ==========      ==========

Weighted Average Number of Common
 Shares Outstanding -
 basic and diluted                    2,440,000       2,440,000       2,440,000       2,440,000
                                     ==========      ==========      ==========      ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the
                                                                                            Period from
                                                                                            May 29, 2007
                                                       Six Months         Six Months        (Inception)
                                                         Ended              Ended              through
                                                       January 31,        January 31,        January 31,
                                                          2011               2010               2011
                                                        --------           --------           --------
Cash Flows Used in Operating Activities
  Net loss                                              $ (4,798)          $ (7,941)          $(82,057)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                            495                992              5,950
  Changes in operating assets and liabilities:
     Accounts payable                                      1,130                300              2,640
     Accrued liabilities                                   2,500               (151)             8,717
                                                        --------           --------           --------

Net cash used in operating activities                       (673)            (6,800)           (64,750)
                                                        --------           --------           --------
Cash Flows Used in Investing Activities
  Website development                                         --                 --             (5,950)
                                                        --------           --------           --------

Net cash used in investing activities                         --                 --             (5,950)
                                                        --------           --------           --------
Cash Flows from Financing Activities
  Due to related party                                       518              6,200             22,353
  Proceeds from sale of common stock                          --                 --             48,500
                                                        --------           --------           --------

Cash from financing activities                               518              6,200             70,853
                                                        --------           --------           --------

Net change in cash                                          (155)              (600)               153
Cash, beginning of the period                                308              1,261                 --
                                                        --------           --------           --------

Cash, end of the period                                 $    153           $    661           $    153
                                                        ========           ========           ========

Supplemental disclosure of cash flows information:
  Cash paid for income taxes                            $     --           $     --           $     --
                                                        ========           ========           ========
  Cash paid for interest                                $     --           $     --           $     --
                                                        ========           ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

WEBSITE DEVELOPMENT COSTS

Under FASB ASC350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of January 31, 2011, the Company had capitalized $5,950 related to its website cost, all of which have been fully amortized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of January 31, 2011 or 2010.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 or 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended January 31, 2011 or 2010.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of January 31, 2011 or 2010.

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

In April 2010, the FASB issued ASU No. 2010-13, "COMPENSATION--STOCK COMPENSATION (TOPIC 718): EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES" ("ASU 2010-13"). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, "ACCOUNTING FOR TECHNICAL AMENDMENTS TO VARIOUS SEC RULES AND SCHEDULES: AMENDMENTS TO SEC PARAGRAPHS PURSUANT TO RELEASE NO. 33-9026: TECHNICAL AMENDMENTS TO RULES, FORMS, SCHEDULES AND CODIFICATION OF FINANCIAL REPORTING POLICIES" ("ASU 2010-21"), was issued to conform the SEC's reporting requirements to the terminology and provisions in ASC 805, BUSINESS COMBINATIONS, and in ASC 810-10, CONSOLIDATION. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, "Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies," which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, "ACCOUNTING FOR VARIOUS TOPICS:
TECHNICAL CORRECTIONS TO SEC PARAGRAPHS" ("ASU 2010-22"), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $82,057 at January 31, 2011, a net loss from operations of $4,798 and net cash used in operating activities of $673 for the interim period then ended, respectively with no revenues earned since inception.

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

NOTE 5 - COMMON STOCK

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

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            JANUARY 31, 2011 AND 2010
                                   (Unaudited)


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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through January 31, 2011.

EXPENSES

Our expenses for the three months ended January 31, 2011, and 2010, were $2,380 and $4,375, respectively, for the six months ended January 31, 2011, and 2010, were $4,798 and $7,941, respectively and for the period from May 29, 2007 (date of inception), through January 31, 2011 were $89,507. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended January 31, 2011, and 2010, were $2,380 and $4,375, respectively, for the six months ended January 31, 2011, and 2010, were $4,798 and $7,941, respectively and for the period from May 29, 2007 (date of inception), through January 31, 2011 were $82,057. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2011, reflects assets of $153 in the form of cash. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2010, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of January 31, 2011, that describes the circumstances that pertain to this matter.

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

As of January 31, 2011, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                              ERE MANAGEMENT INC


Date: March 16, 2010          By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer