Form 10-Q
period 2011-04-30
ERE MANAGEMENT INC
filed 2011-06-14
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2011

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

As of June 13, 2011, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

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

ITEM 1.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                             APRIL 30, 2011 AND 2010

Financial Statements-

  Balance Sheets as of April 30, 2011 (Unaudited), and July 31, 2010........  4

  Statements of Operations for the Three and Nine Months Ended
   April 30, 2011 and 2010, and for the Period from May 29, 2007
   (Inception) through April 30, 2011 (Unaudited)...........................  5

  Statements of Cash Flows for the Nine Months Ended April 30, 2011
   and 2010, and for the Period from May 29, 2007 (Inception) through
   April 30, 2011 (Unaudited)...............................................  6

  Notes to the Financial Statements (Unaudited).............................  7

                              ERE MANAGEMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                              April 30,          July 31,
                                                                2011               2010
                                                              --------           --------
                                                             (Unaudited)
                              ASSETS

Current Assets:
  Cash                                                        $ 11,329           $    308
                                                              --------           --------

      Total current assets                                      11,329                308
                                                              --------           --------
Website development costs
  Website development costs                                      5,950              5,950
  Accumulated amortization                                      (5,950)            (5,455)
                                                              --------           --------

      Website development costs, net                                --                495
                                                              --------           --------

Total Assets                                                  $ 11,329           $    803
                                                              ========           ========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                            $  1,860           $  1,510
  Accrued liabilities                                            8,467              6,217
  Due to related party                                          36,835             21,835
                                                              --------           --------

      Total current liabilities                                 47,162             29,562
                                                              --------           --------

Total liabilities                                               47,162             29,562
                                                              --------           --------

Stockholders' Deficit
  Common stock: $0.001 par value;
   20,000,000 shares authorized;
   2,440,000 shares issued and outstanding                       2,440              2,440
  Additional paid-in capital                                    46,060             46,060
  Deficit accumulated during the development stage             (84,333)           (77,259)
                                                              --------           --------

      Total stockholders' deficit                              (35,833)           (28,759)
                                                              --------           --------

Total liabilities and stockholders' deficit                   $ 11,329           $    803
                                                              ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    For the
                                                                                                  Period from
                                                                                                  May 29, 2007
                                Three Months     Three Months    Nine Months     Nine Months      (Inception)
                                   Ended            Ended           Ended           Ended           through
                                  April 30,        April 30,       April 30,       April 30,       April 30,
                                    2011             2010            2011            2010            2011
                                 ----------       ----------      ----------      ----------      ----------
Revenue                          $       --       $       --      $       --      $       --      $       --
                                 ----------       ----------      ----------      ----------      ----------
Operating expenses
  Accounting                          1,250            2,000           3,750           6,750          30,950
  Legal                                  --               --              --              --          17,470
  Transfer agent fees                    --              150             300             978          15,150
  Filing fees                           560              170           1,225             485           7,809
  Rent                                  466              451           1,304            1368           7,145
  Amortization                           --              496             495           1,488           5,950
  General and administrative             --               50              --             190           7,309
                                 ----------       ----------      ----------      ----------      ----------
Total operating expenses              2,276            3,317           7,074          11,259          91,783
                                 ----------       ----------      ----------      ----------      ----------

Loss from operations                 (2,276)          (3,317)         (7,074)        (11,259)        (91,783)

Other income (expense)                   --               --              --              --           7,450
                                 ----------       ----------      ----------      ----------      ----------

Loss before income taxes             (2,276)          (3,317)         (7,074)        (11,259)        (84,333)

Provision for income taxes               --               --              --              --              --
                                 ----------       ----------      ----------      ----------      ----------

Net loss                         $   (2,276)      $   (3,317)     $   (7,074)     $  (11,259)     $  (84,333)
                                 ==========       ==========      ==========      ==========      ==========
Net loss per common share -
 basic and diluted               $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                 ==========       ==========      ==========      ==========
Weighted average number of
 common shares outstanding -
 basic and diluted                2,440,000        2,440,000       2,440,000       2,440,000
                                 ==========       ==========      ==========      ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the
                                                                                              Period from
                                                                                              May 29, 2007
                                                       Nine Months        Nine Months         (Inception)
                                                          Ended              Ended              through
                                                         April 30,          April 30,          April 30,
                                                           2011               2010               2011
                                                         --------           --------           --------
Cash Flows Used in Operating Activities
  Net loss                                               $ (7,074)          $(11,259)          $(84,333)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                             495              1,488              5,950
  Changes in operating assets and liabilities:
     Accounts payable                                         350              2,150              1,860
     Accrued liabilities                                    2,250                200              8,467
                                                         --------           --------           --------
Net cash used in operating activities                      (3,979)            (7,421)           (68,056)
                                                         --------           --------           --------
Cash Flows Used in Investing Activities
  Website development                                          --                 --             (5,950)
                                                         --------           --------           --------
Net cash used in investing activities                          --                 --             (5,950)
                                                         --------           --------           --------
Cash Flows from Financing Activities
  Due to related party                                     15,000              6,200             36,835
  Proceeds from sale of common stock                           --                 --             48,500
                                                         --------           --------           --------
Cash from financing activities                             15,000              6,200             85,335
                                                         --------           --------           --------

Net change in cash                                        (11,021)            (1,220)            11,329
Cash, beginning of the period                                 308              1,261                 --
                                                         --------           --------           --------

Cash, end of the period                                  $ 11,329           $     40           $ 11,329
                                                         ========           ========           ========

Supplemental disclosure of cash flows information:

Cash paid
  Income taxes                                           $     --           $     --           $     --
                                                         ========           ========           ========
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========


              See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             April 30, 2011 and 2010
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


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

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

The Company determined that there were no impairments of long-lived assets as of April 30, 2011 or 2010.

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

As of April 30, 2011, the Company had capitalized $5,950 related to its website cost, all of which have been fully amortized.

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

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

There were no potentially dilutive shares outstanding as of April 30, 2011 or 2010.

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): WHEN TO PERFORM STEP 2 OF THE GOODWILL IMPAIRMENT TEST FOR REPORTING UNITS WITH ZERO OR NEGATIVE CARRYING AMOUNTS" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "BUSINESS COMBINATIONS (TOPIC 805): DISCLOSURE OF SUPPLEMENTARY PRO FORMA INFORMATION FOR BUSINESS COMBINATIONS" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $84,333 at April 30, 2011, a net loss from operations of $7,074 and net cash used in operating activities of $3,979 for the interim period then ended, respectively with no revenues earned since inception.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2011.

EXPENSES

Our expenses for the three months ended April 30, 2011, and 2010, were $2,276 and $3,317, respectively, for the nine months ended April 30, 2011, and 2010, were $7,074 and $11,259, respectively and for the period from May 29, 2007 (date of inception), through April 30, 2011 were $91,783. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended April 30, 2011, and 2010, were $2,276 and $3,317, respectively, for the nine months ended April 30, 2011, and 2010, were $7,074 and $11,259, respectively and for the period from May 29, 2007 (date of inception), through April 30, 2011 were $84,333. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2011, reflects assets of $11,329 in the form of cash. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2010, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2011, that describes the circumstances that pertain to this matter.

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

As of April 30, 2011, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                              ERE MANAGEMENT INC


Date: June 13, 2010           By: /s/ Joselito Christopher G. Imperial
                                  ----------------------------------------------
                                  Joselito Christopher G. Imperial
                                  President and Chief Executive and
                                  Chief Financial Officer