Form 10-K/A
period 2010-07-31
ERE MANAGEMENT INC
filed 2011-09-07
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

As of September 7, 2011, there were 2,440,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business                                                              4

ITEM 1A. Risk Factors                                                          6

ITEM 2.  Properties                                                            8

ITEM 3.  Legal Proceedings                                                     9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     9

ITEM 6.  Selected Financial Data                                              10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           14

ITEM 8.  Financial Statements and Supplementary Data                          15

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30

ITEM 9A. Controls and Procedures                                              30

ITEM 9B. Other Information                                                    32

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               32

ITEM 11. Executive Compensation                                               32

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      34

ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         35

ITEM 14. Principal Accountant Fees and Services                               35

ITEM 15. Exhibits Financial Statement Schedules                               36

Signatures                                                                    37

                                EXPLANATORY NOTE

     This Form 10-K Amendment No. 1 is being filed to indicate that the financial statements for the fiscal year ending July 31, 2010 are unaudited due to the discovery that the license of our former Independent Registered Public Accounting Firm, Davis Accounting Group P.C. of Cedar City Utah, was lapsed at the time that the audit report was rendered. A further amendment to this Form 10-K will be filed after our financial statements for the relevant fiscal year are re-audited by our current Independent Registered Public Accounting Firm.

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

                    REPORT OF REGISTERED INDEPENDENT AUDITORS



                                     [NONE]

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                          AS OF JULY 31, 2010, AND 2009
                                  (NOT AUDITED)

                                                                              July 31,           July 31,
                                                                                2010               2009
                                                                              --------           --------
                                                                           (Not Audited)      (Not Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $    308           $  1,261
                                                                              --------           --------
      Total current assets                                                         308              1,261
                                                                              --------           --------
PROPERTY AND EQUIPMENT:
  Website development costs                                                      5,950              5,950
                                                                              --------           --------
                                                                                 5,950              5,950

Less - Accumulated amortization                                                 (5,455)            (3,471)
                                                                              --------           --------

Net property and equipment                                                         495              2,479
                                                                              --------           --------

      TOTAL ASSETS                                                            $    803           $  3,740
                                                                              ========           ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                    $  1,510           $  7,450
  Accrued liabilities                                                            6,217              5,018
  Due to related party                                                          21,835              9,985
                                                                              --------           --------
      Total current liabilities                                                 29,562             22,453
                                                                              --------           --------

      Total liabilities                                                         29,562             22,453
                                                                              --------           --------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized; 2,440,000 shares issued and outstanding in 2010, and 2009         2,440              2,440
  Additional paid-in capital                                                    46,060             46,060
  (Deficit) accumulated during the development stage                           (77,259)           (67,213)
                                                                              --------           --------
      Total stockholders' (deficit)                                            (28,759)           (18,713)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $    803           $  3,740
                                                                              ========           ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010
                                 (NOT AUDITED)

                                                             Years Ended July 31,            Cumulative
                                                         ----------------------------          From
                                                            2010              2009           Inception
                                                         ----------        ----------        ----------
                                                        (Not Audited)     (Not Audited)    (Not Audited)
Revenues                                                 $       --        $       --        $       --
                                                         ----------        ----------        ----------
EXPENSES:
  General and administrative-
    Accounting and audit fees                                 9,750             9,450            27,200
    Legal fees - Other                                        1,710             3,260            17,470
    Transfer agent fees                                       1,277               900            14,850
    Filing fees                                                 485             4,017             6,584
    Office rent                                               1,851             1,811             5,841
    Amortization                                              1,984             1,984             5,455
    Consulting fees                                              --                --             4,000
    Web design and hosting fees                                 150               201             2,017
    Legal fees - Incorporation                                   --                --               499
    Bank service charges                                         40                40               223
    Office supplies                                             249               150               445
    Licenses and fees                                            --                --               125
                                                         ----------        ----------        ----------
      Total general and administrative expenses              17,496            21,813            84,709
                                                         ----------        ----------        ----------

(LOSS) FROM OPERATIONS                                      (17,496)          (21,813)          (84,709)

OTHER INCOME (EXPENSE)                                        7,450                --             7,450

PROVISION FOR INCOME TAXES                                       --                --                --
                                                         ----------        ----------        ----------

NET (LOSS)                                               $  (10,046)       $  (21,813)       $  (77,259)
                                                         ==========        ==========        ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted            $    (0.00)       $    (0.01)
                                                         ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                          2,440,000         2,440,000
                                                         ==========        ==========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
                  FOR THE PERIOD FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010
                                 (NOT AUDITED)

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

                               ERE MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                    FOR YEARS ENDED JULY 31, 2010, AND 2009,
                  AND CUMULATIVE FROM INCEPTION (MAY 29, 2007)
                              THROUGH JULY 31, 2010
                                 (NOT AUDITED)

                                                             Years Ended July 31,          Cumulative
                                                         ---------------------------         From
                                                           2010               2009         Inception
                                                         --------           --------       ----------
                                                       (Not Audited)      (Not Audited)   (Not Audited)
OPERATING ACTIVITIES:
  Net (loss)                                             $(10,046)          $(21,813)       $(77,259)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Amortization                                           1,984              1,984           5,455
  Changes in operating assets & liabilities-
     Account payable - Trade                               (5,940)            (1,448)          1,510
     Accrued liabilities                                    1,199              1,352           6,217
                                                         --------           --------        --------

NET CASH (USED IN) OPERATING ACTIVITIES                   (12,803)           (19,925)        (64,077)
                                                         --------           --------        --------
INVESTING ACTIVITIES:
  Website development costs                                    --                 --          (5,950)
                                                         --------           --------        --------

NET CASH (USED IN) INVESTING ACTIVITIES                        --                 --          (5,950)
                                                         --------           --------        --------
FINANCING ACTIVITIES:
  Due to related party                                     11,850              9,985          21,835
  Issuance of common stock for cash                            --                 --          62,000
  Deferred offering costs                                      --                 --         (13,500)
                                                         --------           --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  11,850              9,985          70,335
                                                         --------           --------        --------

NET (DECREASE) INCREASE IN CASH                              (953)            (9,940)            308

CASH - BEGINNING OF PERIOD                                  1,261             11,201              --
                                                         --------           --------        --------

CASH - END OF PERIOD                                     $    308           $  1,261        $    308
                                                         ========           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                               $     --           $     --        $     --
                                                         ========           ========        ========

  Income taxes                                           $     --           $     --        $     --
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective fore the reasons described below.

The disclosure controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company's annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit and quarterly reviews. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our principal executive officer and principal financial officer were unable to conclude our disclosure controls and procedures were effective.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, our principal executive officer and principal financial officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respect, our business, financial condition and results of operations.

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

As of July 31, 2010, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

                       ERE MANAGEMENT, INC.


September 7, 2011      By: /s/ Joselito Christopher G. Imperial
                           -----------------------------------------------------
                           Joselito Christopher G. Imperial
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer)

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

          Signatures                                       Title                              Date
          ----------                                       -----                              ----


/s/ Joselito Christopher G. Imperial            President, Treasurer, Secretary,         September 7, 2011
--------------------------------------------    and Director
Joselito Christopher G. Imperial