Form 10-K/A
period 2010-07-31
ERE MANAGEMENT INC
filed 2011-09-08
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

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

As of September 8, 2011, there were 2,440,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business                                                              4

ITEM 1A. Risk Factors                                                          6

ITEM 2.  Properties                                                            8

ITEM 3.  Legal Proceedings                                                     9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     9

ITEM 6.  Selected Financial Data                                              10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           14

ITEM 8.  Financial Statements and Supplementary Data                          15

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30

ITEM 9A. Controls and Procedures                                              28

ITEM 9B. Other Information                                                    30

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               30

ITEM 11. Executive Compensation                                               30

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      32

ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         33

ITEM 14. Principal Accountant Fees and Services                               33

ITEM 15. Exhibits Financial Statement Schedules                               34

Signatures                                                                    35

                                EXPLANATORY NOTE

This Form 10-K Amendment No. 2 is being filed to include the financial statements for the fiscal year ending July 31, 2010 that have been re-audited by our current Independent Registered Public Accounting Firm due to the discovery that the license of our former Independent Registered Public Accounting Firm, Davis Accounting Group P.C. of Cedar City Utah, had lapsed at the time that the audit report was rendered.

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

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2010 (no quotes are available for the previous fiscal year as our stock has not traded):

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                             July 31, 2010 and 2009

                          Index to Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Report of Independent Registered Public Accounting Firm.................   16

Balance Sheets at July 31, 2010 and 2009................................   17

Statements of Operations for the Fiscal Years Ended July 31, 2011 and
 2010 and for the Period from May 29, 2007 (Inception) through
 July 31, 2010 .........................................................   18

Statement of Stockholders' Equity (Deficit) for the Period from
 May 29, 2007 (Inception) through July 31, 2010.........................   19

Statements of Cash Flows for the Fiscal Years Ended July 31, 2011 and
 2010 and for the Period from May 29, 2007 (Inception) through
 July 31, 2010..........................................................   20

Notes to the Financial Statements.......................................   21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ERE Management, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of ERE Management, Inc., a development stage company, (the "Company") as of July 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the fiscal years then ended, and for the period from May 29, 2007 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from May 29, 2007 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at July 31, 2010 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Li & Company, PC
------------------------------
Li & Company, PC

Skillman, New Jersey
September 8, 2011

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         July 31,           July 31,
                                                                           2010               2009
                                                                         --------           --------
ASSETS

Current assets
  Cash                                                                   $    308           $  1,261
                                                                         --------           --------

Total current assets                                                          308              1,261
                                                                         --------           --------
Website development costs
  Website development costs                                                 5,950              5,950
  Accumulated amortization                                                 (5,455)            (3,471)
                                                                         --------           --------
Website development cost, net                                                 495              2,479
                                                                         --------           --------

Total assets                                                             $    803           $  3,740
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                       $  1,510           $  7,450
  Accrued expenses                                                          6,217              5,018
  Advances from related party                                              21,835              9,985
                                                                         --------           --------

Total current liabilities                                                  29,562             22,453
                                                                         --------           --------

Total liabilities                                                          29,562             22,453
                                                                         --------           --------
Stockholders' deficit
  Common stock: $0.001 par value; 20,000,000 shares authorized;
   2,440,000 shares issued and outstanding                                  2,440              2,440
  Additional paid-in capital                                               46,060             46,060
  Deficit accumulated during the development stage                        (77,259)           (67,213)
                                                                         --------           --------

Total stockholders' deficit                                               (28,759)           (18,713)
                                                                         --------           --------

Total liabilities and stockholders' deficit                              $    803           $  3,740
                                                                         ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                       From
                                                                                                   May 29, 2007
                                                          Fiscal Year          Fiscal Year         (Inception)
                                                            Ended                Ended               through
                                                           July 31,             July 31,             July 31,
                                                             2010                 2009                 2010
                                                          ----------           ----------           ----------
REVENUE                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------
OPERATING EXPENSES
  Accounting                                                   9,750                9,450               27,200
  Legal                                                        1,710                3,260               17,969
  Transfer agent fees                                          1,277                  900               14,850
  Filing fees                                                    485                4,017                6,584
  Rent                                                         1,851                1,811                5,841
  Amortization                                                 1,984                1,984                5,455
  General and administrative                                     439                  391                6,810
                                                          ----------           ----------           ----------
Total operating expenses                                      17,496               21,813               84,709

Loss from operations                                         (17,496)             (21,813)             (84,709)

Other (income) expense                                        (7,450)                  --               (7,450)

Loss before income taxes                                     (10,046)             (21,813)             (77,259)

Provision for income taxes                                        --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $  (10,046)          $  (21,813)          $  (77,259)
                                                          ==========           ==========           ==========
Net loss per common share -
 basic and diluted                                        $    (0.00)          $    (0.01)
                                                          ==========           ==========
Weighted average number of common shares outstanding -
 Basic and diluted                                         2,440,000            2,440,000
                                                          ==========           ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from May 29, 2007 (Inception) through July 31, 2010

                                                                           Deficit
                                                                         Accumulated        Total
                                      Common Stock         Additional     During the    Stockholders'
                                  -------------------       Paid in      Development       Equity
                                  Shares        Amount      Capital         Stage         (Deficit)
                                  ------        ------      -------         -----         ---------
Inception, May 29, 2007                --      $    --      $     --      $      --       $      --

Common stock issued on
 July 16, 2007 at $0.0125
 per share to the Company's
 President                      1,600,000        1,600        18,400             --          20,000

Net loss                                                                     (1,999)         (1,999)
                                ---------      -------      --------      ---------       ---------

Balance, July 31, 2007          1,600,000        1,600        18,400         (1,999)         18,001

Shares issued at $0.05 per
 share on January 24, 2008,
 net of costs ($13,500)           840,000          840        27,660             --          28,500

Net loss                                                                    (43,401)        (43,401)
                                ---------      -------      --------      ---------       ---------

Balance, July 31, 2008          2,440,000        2,440        46,060        (45,400)          3,100

Net loss                                                                    (21,813)        (21,813)
                                ---------      -------      --------      ---------       ---------

Balance, July 31, 2009          2,440,000        2,440        46,060        (67,213)        (18,713)

Net loss                                                                    (10,046)        (10,046)
                                ---------      -------      --------      ---------       ---------

Balance, July 31, 2010          2,440,000      $ 2,440      $ 46,060      $ (77,259)      $ (28,759)
                                =========      =======      ========      =========       =========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                  From
                                                                                               May 29, 2007
                                                          Fiscal Year        Fiscal Year       (Inception)
                                                            Ended              Ended             through
                                                           July 31,           July 31,           July 31,
                                                             2010               2009               2010
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(10,046)          $(21,813)          $(77,259)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                             1,984              1,984              5,455
  Changes in operating assets and liabilities
     Accounts payable                                        (5,940)            (1,448)             1,510
     Accrued expenses                                         1,199              1,352              6,217
                                                           --------           --------           --------

Net cash used in operating activities                       (12,803)           (19,925)           (64,077)
                                                           --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                            --                 --             (5,950)
                                                           --------           --------           --------

Net cash used in investing activities                            --                 --             (5,950)
                                                           --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to related party                           11,850              9,985             21,835
  Proceeds from issuance of common stock
   (net of costs of $13,500)                                     --                 --             48,500
                                                           --------           --------           --------

Net cash provided by financing activities                    11,850              9,985             70,335
                                                           --------           --------           --------

Net change in cash                                             (953)            (9,940)               308

Cash, beginning of the period                                 1,261             11,201                 --
                                                           --------           --------           --------

Cash, end of the period                                    $    308           $  1,261           $    308
                                                           ========           ========           ========

Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                             July 31, 2010 and 2009
                        NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The Company's significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of website development costs and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS MEASURED ON A RECURRING BASIS

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

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

The Company determined that there were no impairments of long-lived assets as of July 31, 2010 and 2009.

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

As of July 31, 2010, the Company had capitalized $5,950 related to its website cost, all but $495 having been amortized.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of July 31, 2011 or 2010.

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

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $77,259 at July 31, 2010, a net loss of $10,046 and net cash used in operating activities of $12,803 for the fiscal year then ended with no revenues earned since inception.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

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

ADVANCES FROM STOCKHOLDER

The amount owing to a stockholder is unsecured, non-interest bearing and is due on demand.

NOTE 5 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock.

On July 16, 2007, the Company issued 1,600,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. On July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

On January 24, 2008, the Company completed and closed an offering by selling 840,000 shares, of the 1,200,000 registered shares, of its common stock, par value of $0.001 per share, at an offering price of $0.05 per share for gross proceeds of $42,000. Costs associated with this offering were $13,500.

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At July 31, 2010, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $77,259 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $26,268 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $26,268.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $3,416 and $7,416 for the fiscal years ended July 31, 2010 and 2009, respectively.

Components of deferred tax assets at July 31, 2011 and 2010 are as follows:

                                                         July 31,      July 31,
                                                           2010          2009
                                                         --------      --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards    $ 26,268      $ 22,852
  Less valuation allowance                                (26,268)      (22,852)
                                                         --------      --------
      Deferred tax assets, net of valuation allowance    $     --      $     --
                                                         ========      ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                         For the       For the
                                                       Year Ended    Year Ended
                                                        July 31,      July 31,
                                                          2010          2009
                                                        --------      --------
Federal statutory income tax rate                           34.0%         34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                       (34.0)%       (34.0)%
                                                        --------      --------
Effective income tax rate                                    0.0%          0.0%
                                                        ========      ========

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the July 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, our principal executive officer and principal financial officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2010;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of September 8, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

For the years ended July 31, 2010 and 2009, Li & Company, PC billed us for $7,500 in audit fees.

REVIEW FEES

Davis Accounting Group, P.C., billed us $6,000 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above. Li & Company, PC had no billing.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Accounting Group, P.C.for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2010. Li & Company, PC had no billing.

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

                       ERE MANAGEMENT, INC.


September 8, 2011      By: /s/ Joselito Christopher G. Imperial
                           -----------------------------------------------------
                           Joselito Christopher G. Imperial
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer)

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

          Signatures                                       Title                              Date
          ----------                                       -----                              ----


/s/ Joselito Christopher G. Imperial            President, Treasurer, Secretary,         September 8, 2011
--------------------------------------------    and Director
Joselito Christopher G. Imperial