Form 10-K
period 2011-07-31
ERE MANAGEMENT INC
filed 2011-11-15
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-147250


                              ERE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0540833
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

8275 Southern Eastern Avenue, Suite 200, Las Vegas, NV              89123
    (Address of principal executive offices)                     (Zip Code)

                                 (702) 990-8402
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                N/A


              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer                              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 15, 2010 was approximately $42,000 based upon 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2010.

As of November 14, 2011, there were 2,440,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  Business                                                              4
ITEM 1A. Risk Factors                                                          6
ITEM 2.  Properties                                                            9
ITEM 3.  Legal Proceedings                                                     9
ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                             9
ITEM 6.  Selected Financial Data                                              10
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           14
ITEM 8.  Financial Statements and Supplementary Data                          15
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 28
ITEM 9A. Controls and Procedures                                              28
ITEM 9B. Other Information                                                    29

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance              30
ITEM 11.  Executive Compensation                                              30
          Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder                                                 32
ITEM 12.  Matters                                                             33
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        33
ITEM 14.  Principal Accountant Fees and Services
ITEM 15.  Exhibits Financial Statement Schedules                              34

Signatures                                                                    35

                                     PART I

FORWARD LOOKING STATEMENTS

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

     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and o other risks and uncertainties related to our business strategy.

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

ITEM 1A. RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred a net loss of $93,949 for the period from May 29, 2007 (date of inception) through July 31, 2011. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended July 31, 2011.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "EREM." As of July 31, 2011, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2011(no quotes are available for the previous fiscal year as our stock has not traded):

                  For the Fiscal Year Ended July 31, 2011

               For the Quarter ended       High          Low
               ---------------------       ----          ---
               October 31                    N/A          N/A
               January 31                 $ 0.21       $ 0.21
               April 30                   $ 0.23       $ 0.23
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

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2011 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2011, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under FASB ASC 350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of July 31, 2011, the Company had capitalized $5,950 (July 31, 2010- $5,950) related to its website cost and recorded $5,950 (July 31, 2010 - $5,455) in accumulated amortization.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under ASC 350-40, INTERNAL USE SOFTWARE, the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software, payroll, and payroll-related costs for employees who are directly associated with and who devote time to internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2011, and 2010, the Company had not undertaken any project related to the development of internal-use software.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. ERE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended July 31, 2011, and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2011, and 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts ERE could realize in a current market exchange. As of July 31, 2011, and 2010, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of July 31, 2011, and 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2011, and 2010, and expenses for the years ended July 31, 2011, and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2011.

EXPENSES

Our expenses for the twelve month period ended July 31, 2011 and 2010 were $16,690 and $10,046, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2011, we incurred expenses of $93,949.
  These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended July 31, 2011 and 2010 was $16,690 and $10,046, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2011, we incurred a net loss of $93,949. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,440,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2011 reflects assets of $2,426 in the form of cash and cash equivalents. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ERE Management, Inc.

                             July 31, 2011 and 2010

                   Index to Consolidated Financial Statements

Contents                                                                    Page
--------                                                                    ----

Report of Independent Registered Public Accounting Firm.......................16

Balance Sheets at July 31, 2011 and 2010 .....................................17

Statements of Operations for the Years Ended July 31, 2011 and 2010 and for
 the Period from May 29, 2007 (inception) through July 31, 2011 ..............18

Statement of Stockholders' Equity (Deficit) for the Period from May 29, 2007
 (inception) through July 31, 2011 ...........................................19

Statements of Cash Flows for the Period from May 29, 2007 (inception)
 through July 31, 2011........................................................20

Notes to the Financial Statements.............................................21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ERE Management, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of ERE Management, Inc., a development stage company, (the "Company") as of July 31, 2011, 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2011, 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at July 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Li & Company, PC
-------------------------------------
Li & Company, PC

Skillman, New Jersey
November 14, 2011

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     July 31,           July 31,
                                                                       2011               2010
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $  2,426           $    308
                                                                     --------           --------
      TOTAL CURRENT ASSETS                                              2,426                308
                                                                     --------           --------
WEBSITE DEVELOPMENT COSTS
  Website development costs                                             5,950              5,950
  Less - accumulated amortization                                      (5,950)            (5,455)
                                                                     --------           --------
      WEBSITE DEVELOPMENT COSTS, NET                                       --                495
                                                                     --------           --------

      TOTAL ASSETS                                                   $  2,426           $    803
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $    823           $  1,510
  Accrued expenses                                                     10,217              6,217
  Advances from related party                                          36,835             21,835
                                                                     --------           --------
      TOTAL CURRENT LIABILITIES                                        47,875             29,562
                                                                     --------           --------
      TOTAL LIABILITIES                                                 4,875             29,562
                                                                     --------           --------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value;
    20,000,000 shares authorized;
    2,440,000 shares issued and outstanding                             2,440              2,440
  Additional paid-in capital                                           46,060             46,060
  Deficit accumulated during the development stage                    (93,949)           (77,259)
                                                                     --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (45,449)           (28,759)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  2,426           $    803
                                                                     ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                  For the
                                                                                                Period from
                                                         For the             For the            May 29, 2007
                                                       Fiscal Year         Fiscal Year          (Inception)
                                                         Ended                Ended               through
                                                        July 31,             July 31,             July 31,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
REVENUE                                                $       --           $       --           $       --
                                                       ----------           ----------           ----------
OPERATING EXPENSES
  Accounting                                                9,250                9,750               36,450
  Legal                                                     2,325                1,710               19,795
  Transfer agent fees                                         900                1,277               15,750
  Filing fees                                               1,952                  485                8,536
  Rent                                                      1,768                1,851                7,609
  Amortization                                                495                1,984                5,950
  General and administrative                                   --                  439                7,309
                                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                   16,690               17,496              100,399
                                                       ----------           ----------           ----------

Loss from operations                                      (16,690)             (17,496)            (101,399)
Other income (expense)                                         --               (7,450)               7,450
                                                       ----------           ----------           ----------
Loss before income taxes                                  (16,690)             (10,046)             (93,949)

Income tax provision                                           --                   --                   --
                                                       ----------           ----------           ----------

NET LOSS                                               $  (16,690)          $  (10,046)          $  (93,949)
                                                       ==========           ==========           ==========

Net loss per common share - basic and diluted          $    (0.01)          $    (0.00)
                                                       ==========           ==========
Weighted Average Common Shares Outstanding
 - basic and diluted                                    2,440,000            2,440,000
                                                       ==========           ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from May 29, 2007 (Inception) through July 31, 2011

                                                                                          Deficit
                                                                                        Accumulated         Total
                                               Common Stock              Additional     During the      Stockholders'
                                          ----------------------          Paid in       Development        Equity
                                          Shares          Amount          Capital          Stage          (Deficit)
                                          ------          ------          -------          -----          ---------
Inception, May 29, 2007                         --      $       --      $       --      $       --       $       --

Common stock issued on July 16, 2007
 at $0.0125 per share to the
 Company's President                     1,600,000           1,600          18,400                           20,000

Net loss                                                                                    (1,999)          (1,999)
                                        ----------      ----------      ----------      ----------       ----------
Balance, July 31, 2007                   1,600,000           1,600          18,400          (1,999)          18,001

Shares issued at $0.05 per share on
 January 24, 2008, net of costs
 ($13,500)                                 840,000             840         27,660                            28,500

Net loss                                                                                   (43,401)         (43,401)
                                        ----------      ----------      ----------      ----------       ----------
Balance, July 31, 2008                   2,440,000           2,440          46,060         (45,400)           3,100

Net loss                                                                                   (21,813)         (21,813)
                                        ----------      ----------      ----------      ----------       ----------
Balance, July 31, 2009                   2,440,000           2,440          46,060         (67,213)         (18,713)

Net loss                                                                                   (10,046)         (10,046)
                                        ----------      ----------      ----------      ----------       ----------
Balance, July 31, 2010                   2,440,000           2,440          46,060         (77,259)         (28,759)

Net loss                                                                                   (16,690)         (16,690)
                                        ----------      ----------      ----------      ----------       ----------

Balance, July 31, 2011                   2,440,000      $    2,440      $   46,060      $  (93,949)      $  (45,449)
                                        ==========      ==========      ==========      ==========       ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                    For the
                                                                                                  Period from
                                                                                                  May 29, 2007
                                                            For the Fiscal    For the Fiscal      (Inception)
                                                             Year ended         Year ended          through
                                                              July 31,           July 31,           July 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(16,690)          $(10,046)          $(93,949)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                                  495              1,984              5,950
  Changes in operating assets and liabilities:
     Accounts payable                                             (687)            (5,940)               823
     Accrued expenses                                            4,000              1,199             10,217
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (12,882)           (12,803)           (76,959)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                         --                 --             (5,950)
                                                              --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --                 --             (5,950)
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                   15,000             11,850             36,835
  Proceeds from sale of common stock                                --                 --             48,500
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            15,000             11,850             85,335
                                                              --------           --------           --------

Net change in cash                                               2,118               (953)             2,426
Cash, beginning of the period                                      308              1,261                 --
                                                              --------           --------           --------

Cash, end of the period                                       $  2,426           $    308           $  2,426
                                                              ========           ========           ========
Supplemental disclosure of cash flows information:
  Cash paid for income taxes                                  $     --           $     --           $     --
                                                              ========           ========           ========
  Cash paid for interest                                      $     --           $     --           $     --
                                                              ========           ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                             July 31, 2011 and 2010
                        NOTES TO THE FINANCIAL STATEMENTS


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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments, the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs, income tax rate, related income tax provision and valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

FISCAL YEAR END

The Company elected July 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

WEBSITE DEVELOPMENT COSTS

Under FASB ASC350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

As of July 31, 2011, the Company had capitalized $5,950 related to its website cost.

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

There were no potentially dilutive common shares outstanding for the interim period ended July 31, 2011 or 2010.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 "FAIR VALUE MEASUREMENT" ("ASU 2011-04"). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, FAIR VALUE MEASUREMENT, including the following revisions:

     * An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity's net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity's net, rather than gross, exposure to those risks.
     * In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
     *    Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at July 31, 2011, a net loss and net cash used in operating activities for the fiscal year then ended with no revenues earned since inception.

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

SHARES AUTHORIZED

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock.

COMMON STOCK

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

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At July 31, 2011, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $93,949 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $31,943 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $31,943.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $5,675 and $3,416 for the fiscal years ended July 31, 2011 and 2010, respectively.

Components of deferred tax assets at July 31, 2011 and 2010 are as follows:

                                                  July 31, 2011    July 31, 2010
                                                  -------------    -------------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL
   carry-forwards                                   $ 31,943         $ 26,268
  Less valuation allowance                           (31,943)         (26,268)
                                                    --------         --------

Deferred tax assets, net of valuation allowance     $     --         $     --
                                                    ========         ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                     For the          For the
                                                   Fiscal Year      Fiscal Year
                                                     Ended            Ended
                                                    July 31,         July 31,
                                                      2011             2010
                                                    --------         --------
Federal statutory income tax rate                       34.0%            34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                   (34.0)%          (34.0)%
                                                    --------         --------

Effective income tax rate                                0.0%             0.0%
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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of July 31, 2011, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:


Name                               Age                 Position
----                               ---                 --------
Joselito Christopher G. Imperial   43      President, Secretary, Treasurer and
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

ITEM 11. EXECUTIVE COMPENSATION

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

(collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Joselito Christopher   2011           0        0         0        0           0             0              0          0
G. Imperial (1)        2010           0        0         0        0           0             0              0          0

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
            Number of      Number of        Number of                           Shares     Value of    Units or     Units or
           Securities     Securities       Securities                          or Units   Shares or     Other         Other
           Underlying     Underlying       Underlying                          of Stock    Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised   Option     Option       That     Stock That     That         That
            Options         Options         Unearned    Exercise  Expiration   Have Not    Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)   Vested($)   Vested(#)    Vested($)
(a)            (b)            (c)             (d)         (e)        (f)         (g)         (h)          (i)          (j)
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2011, Li & Company, PC billed us for $5,250 in audit fees.

REVIEW FEES

Li & Company, PC, billed us $4,500 for reviews of our quarterly financial statements in 2011 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Li & Company, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2011.

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

                                   ERE MANAGEMENT, INC.


                                   By: /s/ Joselito Christopher G. Imperial
                                       -----------------------------------------
                                       Joselito Christopher G. Imperial
                                       President, Treasurer, Secretary and
                                       Director (Principal Executive and
                                       Principal Financial Officer)

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

Signatures                                                        Title                                  Date
----------                                                        -----                                  ----


/s/ Joselito Christopher G. Imperial                 President, Treasurer, Secretary, and          November 14, 2011
--------------------------------------------         Director
Joselito Christopher G. Imperial