Form 10-Q
period 2011-10-31
ERE MANAGEMENT INC
filed 2011-12-13
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 13, 2011, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

Item 2. Management's Discussion and Analysis or Plan of Operation             13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Item 4. Controls and Procedures                                               15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits                                                              16

Signature                                                                     16

ITEM 1. FINANCIAL STATEMENTS

                              ERE MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2011

Financial Statements

     Balance Sheets as of October 31, 2011 (Unaudited), and July 31, 2011..... 4

     Statements of Operations for the Three Months Ended
      October 31, 2011, and 2010, and for the Period from
      May 29, 2007 (Inception) through October 31, 2011 (Unaudited)........... 5

     Statements of Cash Flows for the Three Months Ended October 31, 2011,
      and 2010, and for the Period from May 29, 2007 (Inception) through
      October 31, 2011 (Unaudited)............................................ 6

     Notes to the Financial Statements (Unaudited)............................ 7

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               October 31,         July 31,
                                                                  2011               2011
                                                                --------           --------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                          $  7,827           $  2,426
                                                                --------           --------
      TOTAL CURRENT ASSETS                                         7,827              2,426
                                                                --------           --------

      TOTAL ASSETS                                              $  7,827           $  2,426
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                              $    660           $    823
  Accrued liabilities                                              6,217             10,217
  Due to related party                                            51,835             36,835
                                                                --------           --------
      TOTAL CURRENT LIABILITIES                                   58,712             47,875
                                                                --------           --------
      TOTAL LIABILITIES                                           58,712             47,875
                                                                --------           --------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value;
   20,000,000 shares authorized;
   2,440,000  shares issued and outstanding                        2,440              2,440
  Additional paid-in capital                                      46,060             46,060
  Deficit accumulated during the development stage               (99,385)           (93,949)
                                                                --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                (50,885)           (45,449)
                                                                --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  7,827           $  2,426
                                                                ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            For the
                                                                                          Period from
                                                                                          May 29, 2007
                                                      Three Months      Three Months      (Inception)
                                                         Ended             Ended            through
                                                       October 31,       October 31,       October 31,
                                                          2011              2010              2011
                                                       ----------        ----------        ----------
REVENUE                                                $       --        $       --        $       --
                                                       ----------        ----------        ----------

OPERATING EXPENSES
  Accounting                                                2,750             1,250            39,200
  Legal                                                     1,800                --            21,595
  Transfer agent fees                                         300               300            16,050
  Filing fees                                                 100                --             8,636
  Rent                                                        474               373             8,083
  Amortization                                                 --               495             5,950
  General and administrative                                   12                --             7,321
                                                       ----------        ----------        ----------
TOTAL OPERATING EXPENSES                                    5,436             2,418           106,835
                                                       ----------        ----------        ----------

Loss from operations                                       (5,436)           (2,418)         (106,835)
Other (income) expense                                         --                --            (7,450)
                                                       ----------        ----------        ----------
Loss before income taxes                                   (5,436)           (2,418)          (99,385)
                                                       ----------        ----------        ----------
Provision for income taxes                                     --                --                --
                                                       ----------        ----------        ----------

Net loss                                               $   (5,436)       $   (2,418)       $  (99,385)
                                                       ==========        ==========        ==========

Net loss per common share - basic and diluted          $    (0.00)       $    (0.00)
                                                       ==========        ==========
Weighted Average Common Shares Outstanding -
 basic and diluted                                      2,440,000         2,440,000
                                                       ==========        ==========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the
                                                                                                Period from
                                                                                                May 29, 2007
                                                          Three Months       Three Months       (Inception)
                                                             Ended              Ended             through
                                                           October 31,        October 31,        October 31,
                                                              2011               2010               2011
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (5,436)          $ (2,418)          $(99,385)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                                 --                495              5,950
  Changes in operating assets and liabilities:
     Accounts payable                                           (163)               518                660
     Accrued liabilities                                      (4,000)             1,250              6,217
                                                            --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES              (9,599)              (155)           (86,558)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                       --                 --             (5,950)
                                                            --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                  --                 --             (5,950)
                                                            --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                 15,000                 --             51,835
  Proceeds from sale of common stock                              --                 --             48,500
                                                            --------           --------           --------
           CASH FROM FINANCING ACTIVITIES                     15,000                 --            100,335
                                                            --------           --------           --------

Net change in cash                                             5,401               (155)             7,827
Cash, beginning of the period                                  2,426                308                 --
                                                            --------           --------           --------

Cash, end of the period                                     $  7,827           $    153           $  7,827
                                                            ========           ========           ========
Supplemental disclosure of cash flows information:
  Income tax paid                                           $     --           $     --           $     --
                                                            ========           ========           ========
  Interest paid                                             $     --           $     --           $     --
                                                            ========           ========           ========


               See accompanying notes to the financial statements.

                              ERE MANAGEMENT, INC.
                          (A Development Stage Company)
                            October 31, 2011 and 2010
                        Notes To The Financial Statements


NOTE 1 - NATURE OF ORGANIZATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2011 and notes thereto contained in the information filed as part of the Company's Annual Report on Form 10-K, filed with the SEC on November 15, 2011.

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

The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ending October 31, 2011 or 2010.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially dilutive shares outstanding for the interim perioed ended October 31, 2011 or 2010.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "Comprehensive Income" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at October 31, 2011, a net loss and net cash used in operating activities for the interim period then ended with no revenues earned since inception.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-K for the year ended July 31, 2011, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2011.

EXPENSES

Our expenses for the three months ended October 31, 2011, and 2010, were $5,436 and $2,418, respectively and for the period from May 29, 2007 (date of inception), through October 31, 2011 were $106,835. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2011, and 2010, were $5,436 and $2,418, respectively and for the period from May 29, 2007 (date of inception), through October 31, 2011 were $99,385. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate to purchase some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2011, reflects assets of $7,827 in the form of cash. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2011, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of October 31, 2011, that describes the circumstances that pertain to this matter.

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

As of October 31, 2011, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed November 9, 2007, and incorporated herein by reference).

3.2 Bylaws (included as Exhibit 3.2 to the Form SB-2 filed November 9, 2007, and incorporated herein by reference).

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be filed by Amendment

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ERE MANAGEMENT INC


Date: December 13, 2011          By: /s/ Joselito Christopher G. Imperial
                                     -------------------------------------------
                                     Joselito Christopher G. Imperial
                                     President and Chief Executive and
                                     Chief Financial Officer