Form 10-Q
period 2012-01-31
ERE MANAGEMENT INC
filed 2012-03-16
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 17, 2012, 2,440,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

Item 2. Management's Discussion and Analysis or Plan of Operation             14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Mine Safety Disclosures                                               17

Item 5. Other Information                                                     17

Item 6. Exhibits                                                              17

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              ERE Management, Inc.

                          (A Development Stage Company)

                            January 31, 2012 and 2011

                        Index to the Financial Statements

Contents                                                                    Page
--------                                                                    ----

Balance Sheets as of January 31, 2012 (Unaudited) and July 31, 2011........... 4

Statements of Operations for the Six Months Ended January 31, 2012
and 2011 and for the Period from May 29, 2007 (Inception) through
January 31, 2012 (Unaudited).................................................. 5

Statements of Operations for the Three Months Ended January 31, 2012
and 2011 (Unaudited).......................................................... 6

Statements of Cash Flows for the Six Months Ended January 31, 2012
and 2011 and for the Period from May 29, 2007 (Inception) through
January 31, 2012 (Unaudited).................................................. 7

Notes to the Financial Statements (Unaudited)................................. 8

                              ERE Management, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         January 31,           July 31,
                                                                            2012                 2011
                                                                         ----------           ----------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $   14,409           $    2,426
                                                                         ----------           ----------
      TOTAL CURRENT ASSETS                                                   14,409                2,426
                                                                         ----------           ----------

      TOTAL ASSETS                                                       $   14,409           $    2,426
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                       $       --           $      823
  Accrued expenses                                                            7,717               10,217
  Advances from stockholder                                                  66,835               36,835
                                                                         ----------           ----------
      TOTAL CURRENT LIABILITIES                                              74,552               47,875
                                                                         ----------           ----------
      TOTAL LIABILITIES                                                      74,552               47,875
                                                                         ----------           ----------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value: 20,000,000 shares authorized;
    2,440,000 shares issued and outstanding                                   2,440                2,440
  Additional paid-in capital                                                 46,060               46,060
  Deficit accumulated during the development stage                         (108,643)             (93,949)
                                                                         ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                           (60,143)             (45,449)
                                                                         ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   14,409           $    2,426
                                                                         ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                          For the Period from
                                                     For the              For the            May 29, 2007
                                                    Six Months           Six Months           (inception)
                                                      Ended                Ended                through
                                                    January 31,          January 31,          January 31,
                                                       2012                 2011                 2012
                                                    ----------           ----------           ----------
                                                    (Unaudited)          (Unaudited)          (Unaudited)
REVENUES                                            $       --           $       --           $       --
                                                    ----------           ----------           ----------
OPERATING EXPENSES
  Accounting                                             7,000                2,500               43,450
  Legal                                                  3,550                   --               23,345
  Transfer agent fees                                      603                  300               16,353
  Filing fees                                            2,590                  665               11,126
  Rent                                                     927                  838                8,536
  Amortization                                              --                  495                5,950
  General and administrative                                24                   --                7,333
                                                    ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                14,694                4,798              116,093
                                                    ----------           ----------           ----------

Loss from operations                                   (14,694)              (4,798)            (116,093)
                                                    ----------           ----------           ----------
Other income (expense)                                      --                   --                7,450
                                                    ----------           ----------           ----------
Loss before taxes                                      (14,694)              (4,798)            (108,643)
Income tax provision                                        --                   --                   --
                                                    ----------           ----------           ----------

NET LOSS                                            $  (14,694)          $   (4,798)          $ (108,643)
                                                    ==========           ==========           ==========
NET LOSS PER COMMON SHARE
 - Basic and Diluted                                $    (0.01)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - Basic and Diluted                                 2,440,000            2,440,000
                                                    ==========           ==========


              See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                     For the              For the
                                                   Three Months         Three Months
                                                      Ended                Ended
                                                    January 31,          January 31,
                                                       2012                 2011
                                                    ----------           ----------
                                                    (Unaudited)          (Unaudited)
REVENUES                                            $       --           $       --
                                                    ----------           ----------
OPERATING EXPENSES
  Accounting                                             4,250                1,250
  Legal                                                  1,750                   --
  Transfer agent fees                                      303                   --
  Filing fees                                            2,490                  665
  Rent                                                     453                  465
  General and administrative                                12                   --
                                                    ----------           ----------
TOTAL OPERATING EXPENSES                                 9,258                2,380
                                                    ----------           ----------
Loss before taxes                                       (9,258)              (2,380)
Income tax provision                                        --                   --
                                                    ----------           ----------

NET LOSS                                            $   (9,258)          $   (2,380)
                                                    ==========           ==========
NET LOSS PER COMMON SHARE
 - Basic and Diluted                                $    (0.00)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - Basic and Diluted                                 2,440,000            2,440,000
                                                    ==========           ==========


              See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                    For the Period from
                                                               For the              For the            May 29, 2007
                                                              Six Months           Six Months           (inception)
                                                                Ended                Ended                through
                                                              January 31,          January 31,          January 31,
                                                                 2012                 2011                 2012
                                                              ----------           ----------           ----------
                                                              (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (14,694)          $   (4,798)          $ (108,643)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization                                                     --                  495                5,950
  Changes in operating assets and liabilities:
     Accounts payable                                               (823)               1,130                   --
     Accrued liabilities                                          (2,500)               2,500                7,717
                                                              ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                 (18,017)                (673)             (94,976)
                                                              ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                                 --                   --               (5,950)
                                                              ----------           ----------           ----------
           NET CASH USED IN INVESTING ACTIVITIES                      --                   --               (5,950)
                                                              ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                       30,000                  518               66,835
  Proceeds from sale of common stock                                  --                   --               48,500
                                                              ----------           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              30,000                  518              115,335
                                                              ----------           ----------           ----------
Net change in cash                                                11,983                 (155)              14,409
Cash, beginning of period                                          2,426                  308                   --
                                                              ----------           ----------           ----------

CASH, END OF PERIOD                                           $   14,409           $      153           $   14,409
                                                              ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest aid                                                $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Income tax paid                                             $       --           $       --           $       --
                                                              ==========           ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            January 31, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended July 31, 2011 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on November 15, 2011.

DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

     The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of website development costs and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

     Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards
Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

FISCAL YEAR-END

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

     Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

     The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involvedb) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

REVENUE RECOGNITION

     The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAX PROVISION

     The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended January 31, 2012 or 2011.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

     There were no potentially outstanding dilutive shares for the interim period ended January 31, 2012 or 2011.

CASH FLOWS REPORTING

     The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

     The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER

     From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is Twenty Million (20,000,000) shares, par value $0.001 per share.

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

NOTE 6 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through January 31, 2012.

EXPENSES

Our expenses for the three months ended January 31, 2012 and 2011, were $9,258 and $2,380, respectively. Our expenses for the six months ended January 31, 2012 and 2011, were $14,694 and $4,798, respectively and for the period from May 29, 2007 (date of inception), through January 31, 2012 were $116,093. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net (loss) for the three months ended January 31, 2012, and 2011, were $9,258 and $2,380, respectively. Our new (loss) for the six months ended January 31, 2012, and 2011, were $14,694 and $4,798, respectively and for the period from May 29, 2007 (date of inception), through January 31, 2012 were $108,643.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate purchasing some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2012, reflects assets of $14,409 in the form of cash. Since inception, we have sold 2,440,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2011, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of January 31, 2012, that describes the circumstances that pertain to this matter.

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

As of January 31, 2012, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ERE MANAGEMENT INC


Date: March 15, 2012                   By: /s/ Joselito Christopher G. Imperial
                                           -------------------------------------
                                           Joselito Christopher G. Imperial
                                           President and Chief Executive and
                                           Chief Financial Officer