Form 10-Q
period 2012-04-30
ERE MANAGEMENT INC
filed 2012-06-13
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 13, 2012, 73,200,000 shares of the issuer's common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

Item 2. Management's Discussion and Analysis or Plan of Operation             15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

Item 4. Controls and Procedures                                               17

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Mine Safety Disclosures                                               18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              18

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              ERE Management, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                               April 30, 2012        July 31, 2011
                                                               --------------        -------------
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $    8,842           $    2,426
                                                                 ----------           ----------
      TOTAL CURRENT ASSETS                                            8,842                2,426
                                                                 ----------           ----------

      TOTAL ASSETS                                               $    8,842           $    2,426
                                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                               $      585           $      823
  Accrued expenses                                                    8,317               10,217
  Advances from stockholder                                          66,835               36,835
                                                                 ----------           ----------
      TOTAL CURRENT LIABILITIES                                      75,737               47,875
                                                                 ----------           ----------

      TOTAL LIABILITIES                                              75,737               47,875
                                                                 ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred stock: $0.0001 par value: 25,000,000 shares
   authorized; none issued or outstanding                                --                   --
  Common stock: $0.0001 par value: 300,000,000 shares
   authorized; 73,200,000 shares issued and outstanding               7,320                7,320
  Additional paid-in capital                                         41,180               41,180
  Deficit accumulated during the development stage                 (115,395)             (93,949)
                                                                 ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                   (66,895)             (45,449)
                                                                 ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    8,842           $    2,426
                                                                 ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the
                                                                                             Period from
                                                     For the              For the            May 29, 2007
                                                   Nine Months          Nine Months          (inception)
                                                      Ended                Ended               through
                                                  April 30, 2012       April 30, 2011       April 30, 2012
                                                  --------------       --------------       --------------
                                                    (Unaudited)          (Unaudited)          (Unaudited)
Revenues                                            $       --           $       --           $       --
                                                    ----------           ----------           ----------
Operating expenses
  Accounting                                             7,750                3,750               44,200
  Legal                                                  8,725                   --               28,520
  Transfer agent fees                                      723                  300               16,473
  Filing fees                                            2,830                1,225               11,366
  Rent                                                   1,394                1,304                9,003
  Amortization                                              --                  495                5,950
  General and administrative                                24                   --                7,333
                                                    ----------           ----------           ----------
      Total operating expenses                          21,446                7,074              122,845
                                                    ----------           ----------           ----------

Loss from operations                                   (21,446)              (7,074)            (122,845)
                                                    ----------           ----------           ----------

Other income (expense)                                      --                   --                7,450
                                                    ----------           ----------           ----------

Loss before taxes                                      (21,446)              (7,074)            (115,395)

Income tax provision                                        --                   --                   --
                                                    ----------           ----------           ----------

Net loss                                            $  (21,446)          $   (7,074)          $ (115,395)
                                                    ==========           ==========           ==========
Net loss per common share:
  - Basic and diluted                               $    (0.00)          $    (0.00)
                                                    ==========           ==========
Weighted average common shares outstanding
  - basic and diluted                               73,200,000           73,200,000
                                                    ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                     For the              For the
                                                   Three Months         Three Months
                                                      Ended                Ended
                                                  April 30, 2012       April 30, 2011
                                                    ----------           ----------
                                                    (Unaudited)          (Unaudited)
Revenues                                            $       --           $       --
                                                    ----------           ----------
Operating expenses
  Accounting                                               750                1,250
  Legal                                                  5,175                   --
  Transfer agent fees                                      120                   --
  Filing fees                                              240                  560
  Rent                                                     467                  466
  General and administrative                                --                   --
                                                    ----------           ----------
      Total operating expenses                           6,752                2,276
                                                    ----------           ----------

Loss before taxes                                       (6,752)              (2,276)

Income tax provision                                        --                   --
                                                    ----------           ----------

Net loss                                            $   (6,752)          $   (2,276)
                                                    ==========           ==========
Net loss per common share:
  - Basic and diluted                               $    (0.00)          $    (0.00)
                                                    ==========           ==========
Weighted average common shares outstanding
  - basic and diluted                               73,200,000           73,200,000
                                                    ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   For the
                                                                                                 Period from
                                                         For the              For the            May 29, 2007
                                                       Nine Months          Nine Months          (inception)
                                                          Ended                Ended               through
                                                      April 30, 2012       April 30, 2011       April 30, 2012
                                                      --------------       --------------       --------------
                                                        (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (21,446)          $   (7,074)          $ (115,395)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                              --                  495                5,950
  Changes in operating assets and liabilities:
     Accounts payable                                        (238)                 350                  585
     Accrued liabilities                                   (1,900)               2,250                8,317
                                                       ----------           ----------           ----------
Net cash used in operating activities                     (23,584)              (3,979)            (100,543)
                                                       ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                          --                   --               (5,950)
                                                       ----------           ----------           ----------
Net cash used in investing activities                          --                   --               (5,950)
                                                       ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                30,000               15,000               66,835
  Proceeds from sale of common stock                           --                   --               48,500
                                                       ----------           ----------           ----------

Net cash provided by financing activities                  30,000               15,000              115,335
                                                       ----------           ----------           ----------

Net change in cash                                          6,416               11,021                8,842

Cash, beginning of period                                   2,426                  308                   --
                                                       ----------           ----------           ----------

Cash, end of period                                    $    8,842           $   11,329           $    8,842
                                                       ==========           ==========           ==========
Supplemental disclosure of cash flows information:
  Interest aid                                         $       --           $       --           $       --
                                                       ==========           ==========           ==========
  Income tax paid                                      $       --           $       --           $       --
                                                       ==========           ==========           ==========


               See accompanying notes to the financial statements.

                              ERE Management, Inc.
                          (A Development Stage Company)
                             April 30, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)


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

AMENDMENT TO THE ARTICLES OF INCORPORATION

     Effective March 14, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to (a) increase the number of shares of authorized common stock from 20,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check"
preferred stock, par value $0.0001, per share; (c) change the par value of each share of common stock from $0.001 per share to $0.0001 per share; and (d) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

     All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

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

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

     The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended April 30, 2012 or 2011.

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

     There were no potentially outstanding dilutive shares for the interim period ended April 30, 2012 or 2011.

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

     In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "Intangibles--Goodwill and Other: TESTING GOODWILL FOR IMPAIRMENT" ("ASU

2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

     The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "Property, Plant and Equipment: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

     The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "Balance Sheet: Disclosures about OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

     The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "Comprehensive Income: Deferral of THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU
2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

     All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

     The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

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

     On March 14, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from 20,000,000 to 300,000,000. The par value of each such common stock shall be decreased from $0.001 per share to $0.0001 per share.

COMMON STOCK

     On July 16, 2007, the Company issued 48,000,000 shares of its common stock to Mr. Imperial for cash proceeds of $20,000. On July 17, 2007, Mr. Imperial was elected to the Board of Directors, and became the President, Secretary, and Treasurer of the Company.

     On January 24, 2008, the Company completed and closed an offering by selling 25,200,000 shares, of the 36,000,000 registered shares, of its common stock, par value of $0.0001 per share, at an offering price of $0.0017 per share for gross proceeds of $42,000. Costs associated with this offering were $13,500.

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

As of January 24, 2008, we completed the sale of 25,200,000 (post 30:1 split) shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We believe that this capital formation activity will allow us to continue our product development, market our software product, and remain in business until the end of the 2012 fiscal year. If we are unable to generate revenues after 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

PLAN OF OPERATION

Our specific goal is to develop our software product and to execute our marketing plan. Initially, we plan to commence marketing of our software product via direct distribution channels. We are currently devising our marketing strategy which we plan to begin to implement in the coming fiscal quarters.

We will also distribute our software products through our website and third-party websites that sell complementary software programs. Third-party websites will be compensated via a commission for their sales.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2012.

EXPENSES

Our expenses for the three months ended April 30, 2012 and 2011, were $6,752 and $2,276, respectively. Our expenses for the nine months ended April 30, 2012 and 2011, were $21,446 and $7,074, respectively and for the period from May 29, 2007 (date of inception), through April 30, 2012 were $115,395. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET INCOME (LOSS)

Our net (loss) for the three months ended April 30, 2012 and 2011 were $6,752 and $2,276, respectively. Our new (loss) for the nine months ended April 30, 2012 and 2011, were $21,446 and $7,074, respectively and for the period from May 29, 2007 (date of inception), through April 30, 2012 were $115,395.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We anticipate purchasing some office equipment up to a maximum of $2,500.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2012, reflects assets of $8,842 in the form of cash. Since inception, we have sold 73,200,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2011, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2012, that describes the circumstances that pertain to this matter.

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

As of April 30, 2012, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                  ERE MANAGEMENT INC


Date: June 13, 2012               By: /s/ Joselito Christopher G. Imperial
                                      ------------------------------------------
                                      Joselito Christopher G. Imperial
                                      President and Chief Executive and
                                      Chief Financial Officer