Form 10-K
period 2012-07-31
Guar Global Ltd.
filed 2012-10-29
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     for the Fiscal Year Ended July 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-52929


                                GUAR GLOBAL LTD.
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

                         Common Stock, $0.0001 par value
                         -------------------------------
                                (Title of class)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer                              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 29, 2012 was approximately $42,000 based upon 25,200,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2012.

As of October 29, 2012, there were 73,200,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.     Business                                                           4
ITEM 1A.    Risk Factors                                                       6
ITEM 1B.    Unresolved Staff Comments                                          6
ITEM 2.     Properties                                                         6
ITEM 3.     Legal Proceedings                                                  6
ITEM 4.     Mine Safety Disclosures                                            6

                                     PART II

ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  6
ITEM 6.     Selected Financial Data                                            7
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk        12
ITEM 8.     Financial Statements and Supplementary Data                       13
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              25
ITEM 9A(T). Controls and Procedures                                           25
ITEM 9B.    Other Information                                                 26

                                    PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance            27
ITEM 11.    Executive Compensation                                            28
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   30
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      31
ITEM 14.    Principal Accountant Fees and Services                            31
ITEM 15.    Exhibits Financial Statement Schedules                            32

Signatures                                                                    33

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

As used in this annual report, the terms "we", "us", "our" and "GUAR" mean Guar Global Ltd., unless otherwise indicated.

ITEM 1. BUSINESS

Guar Global Ltd. (formerly named "ERE Management, Inc."; the "Company" or "Guar") is a development stage company that was incorporated on May 29, 2007. Effective with the Financial Industry Regulatory Authority, Inc., on October 8, 2012, we changed our name from "ERE Management, Inc." to "Guar Global Ltd." We have commenced only limited operations, primarily focused on developing our CMS software product. We have not generated any revenue to date. Our Director has reserved a domain name for us and has also acquired web and email hosting. We have developed a website for our services. We have also developed a basic version of our software.

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

EMPLOYEES

As of October 29, 2012, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and Director provides services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

At present, we do not own any property. We currently maintain our corporate office at 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. We pay monthly rent for use of this space of $150. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "GGBL." As of July 31, 2012, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2012(no quotes are available for the previous fiscal year as our stock has not traded):

                     For the Fiscal Year Ended July 31, 2012

               For the Quarter ended          High           Low
               ---------------------          ----           ---
               October 31                     N/A            N/A
               January 31                     N/A            N/A
               April 30                       N/A            N/A
               July 31                        N/A            N/A

HOLDERS OF OUR COMMON STOCK

On October 28, 2012 the shareholders' list of our common stock showed 39 registered shareholder and 73,200,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

TRANSFER AGENT

Our transfer agent is Securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, and their telephone number is
(469) 633-0101.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2012, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2012 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2012, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

GENERAL ORGANIZATION AND BUSINESS

Guar Global Ltd. ("GUAR" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of GUAR is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, GUAR has developed an online Content Management System ("CMS") that enables real estate agents to easily build a website to showcase their listings. In addition, there are several opportunities GUAR plans to consider for future developments to enhance the Real Estate CMS. The accompanying financial statements of GUAR Global Ltd. were prepared from the accounts of the Company under the accrual basis of accounting.

In 2007, GUAR commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 48,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 9, 2007, and declared effective on November 21, 2007. On January 24, 2008, the Company completed an offering of its registered common stock as explained in Note 3.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. It plans to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, GUAR plans to realize revenues when completion of services have occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under FASB ASC 350-50, WEBSITE DEVELOPMENT COSTS, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of July 31, 2012, the Company had capitalized $5,950 (July 31, 2011- $5,950) related to its website cost and recorded $5,950 (July 31, 2011 - $5,950) in accumulated amortization.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under ASC 350-40, INTERNAL USE SOFTWARE, the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software, payroll, and payroll-related costs for employees who are directly associated with and who devote time to internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2012, and 2011, the Company had not undertaken any project related to the development of internal-use software.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. GUAR records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended July 31, 2012, and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended July 31, 2012, and 2011.

DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of July 31, 2008, GUAR reclassified deferred offering costs of $13,500 to additional paid-in capital.

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

The Company maintains a valuation allowance with respect to deferred tax assets. GUAR establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts GUAR could realize in a current market exchange. As of July 31, 2012, and 2011, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of July 31, 2012, and 2011, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2012, and 2011, and expenses for the years ended July 31, 2012, and 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

As of January 24, 2008, we completed the sale of 25,200,000 shares of our common stock pursuant to the terms of the SB-2 Registration Statement that went effective on November 21, 2007, and we generated $42,000 in gross proceeds. We used these proceeds to fund our operations in our last fiscal year. If we are unable to generate revenues going forward , or if we are unable to make a reasonable profit , we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2012.

EXPENSES

Our expenses for the twelve month period ended July 31, 2012 and 2011 were $25,284 and $16,690, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2012, we incurred expenses of $126,683. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended July 31, 2012 and 2011 was $25,284 and $16,690, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2012, we incurred a net loss of $119,233. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 73,200,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2012 reflects assets of $5,901, of which $5,601 are in the form of cash. Since inception, we have sold 73,200,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Guar Global Ltd. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our efforts to acquire a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Guar Global Ltd.
(Formerly ERE Management, Inc.)
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Guar Global Ltd. (formerly ERE Management, Inc.), a development stage company, (the "Company") as of July 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at July 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
---------------------------------------
Li & Company, PC

Skillman, New Jersey
October 29, 2012

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            July 31,             July 31,
                                                                              2012                 2011
                                                                           ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    5,601           $    2,426
  Prepaid exenses                                                                 300                   --
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                      5,901                2,426
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $    5,901           $    2,426
                                                                           ==========           ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                         $      482           $      823
  Accrued expenses                                                              9,317               10,217
  Advances from stockholder                                                    66,835               36,835
                                                                           ----------           ----------
      TOTAL CURRENT LIABILITIES                                                76,634               47,875
                                                                           ----------           ----------
      TOTAL LIABILITIES                                                        76,634               47,875
                                                                           ----------           ----------

STOCKHOLDERS' DEFICIT
  Common stock: $0.0001 par value: 300,000,000 shares authorized;
    73,200,000 shares issued and outstanding                                    7,320                7,320
  Additional paid-in capital                                                   41,180               41,180
  Deficit accumulated during the development stage                           (119,233)             (93,949)
                                                                           ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                             (70,733)             (45,449)
                                                                           ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    5,901           $    2,426
                                                                           ==========           ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the Period from
                                                      For the                For the              May 29, 2007
                                                    Fiscal Year            Fiscal Year            (inception)
                                                       Ended                  Ended                 through
                                                      July 31,               July 31,               July 31,
                                                        2012                   2011                   2012
                                                    ------------           ------------           ------------
REVENUES                                            $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                       23,197                 14,427                103,728
  Rent                                                     1,846                  1,768                  9,455
  Amortization                                                --                    495                  5,950
  General and administrative                                 241                     --                  7,550
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                  25,284                 16,690                126,683
                                                    ------------           ------------           ------------
Loss from operations                                     (25,284)               (16,690)              (126,683)
                                                    ------------           ------------           ------------
Other income (expense)                                        --                     --                  7,450
                                                    ------------           ------------           ------------
Loss before income tax provision                         (25,284)               (16,690)              (119,233)
Income tax provision                                          --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $    (25,284)          $    (16,690)          $   (119,233)
                                                    ============           ============           ============
NET LOSS PER COMMON SHARE:
 - BASIC AND DILUTED                                $     (0.00)           $      (0.00)
                                                    ===========            ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                 73,200,000              73,200,000
                                                    ===========            ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
       For the Period from May 29, 2007 (Inception) through July 31, 2012

                                                                                          Deficit
                               Common Stock, $0.0001 Par Value                          Accumulated            Total
                               -------------------------------         Additional       During the          Stockholders'
                                 Number of                              Paid-in         Development           Equity
                                  Shares             Amount             Capital            Stage             (Deficit)
                                  ------             ------             -------            -----             ---------
Balance, May 29, 2007
 (inception)                             --        $        --        $        --       $        --         $        --

Shares issued for cash
 at $0.0003 per share
 on August 1, 2008               48,000,000              4,800             15,200                --              20,000

Net loss                                                                                     (1,999)             (1,999)
                                -----------        -----------        -----------       -----------         -----------
Balance, July 31, 2007           48,000,000              4,800             15,200            (1,999)             18,001

Shares issued for cash
 at $0.001 per share
 on January 24, 2008             25,200,000              2,520             25,980                --              28,500

Net loss                                                                                    (43,401)            (43,401)
                                -----------        -----------        -----------       -----------         -----------
Balance, July 31, 2008           73,200,000              7,320             41,180           (45,400)              3,100

Net loss                                                                                    (21,813)            (21,813)
                                -----------        -----------        -----------       -----------         -----------
Balance, July 31, 2009           73,200,000              7,320             41,180           (67,213)            (18,713)

Net loss                                                                                    (10,046)            (10,046)
                                -----------        -----------        -----------       -----------         -----------
Balance, July 31, 2010           73,200,000              7,320             41,180           (77,259)            (28,759)

Net loss                                                                                    (16,690)            (16,690)
                                -----------        -----------        -----------       -----------         -----------
Balance, July 31, 2011           73,200,000              7,320             41,180           (93,949)            (45,449)

Net loss                                                                                    (25,284)            (25,284)
                                -----------        -----------        -----------       -----------         -----------

Balance, July 31, 2011           73,200,000        $     7,320        $    41,180       $  (119,233)        $   (70,733)
                                ===========        ===========        ===========       ===========         ===========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                    For the Period from
                                                               For the              For the            May 29, 2007
                                                             Fiscal Year          Fiscal Year          (inception)
                                                                Ended                Ended               through
                                                               July 31,             July 31,             July 31,
                                                                 2012                 2011                 2012
                                                              ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (25,284)          $  (16,690)          $ (119,233)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                     --                  495                5,950
  Changes in operating assets and liabilities:
     Prepaid expenses                                               (300)                  --                 (300)
     Accounts payable                                               (341)                (687)                 482
     Accrued liabilities                                            (900)               4,000                9,317
                                                              ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                 (26,825)             (12,882)            (103,784)
                                                              ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                                 --                   --               (5,950)
                                                              ----------           ----------           ----------
           NET CASH USED IN INVESTING ACTIVITIES                      --                   --               (5,950)
                                                              ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                       30,000               15,000               66,835
  Proceeds from sale of common stock                                  --                   --               48,500
                                                              ----------           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              30,000               15,000              115,335
                                                              ----------           ----------           ----------
Net change in cash                                                 3,175                2,118                5,601
Cash, beginning of period                                          2,426                  308                   --
                                                              ----------           ----------           ----------

CASH, END OF PERIOD                                           $    5,601           $    2,426           $    5,601
                                                              ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest aid                                                $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Income tax paid                                             $       --           $       --           $       --
                                                              ==========           ==========           ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                             July 31, 2012 and 2011
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

ERE MANAGEMENT, INC.

ERE Management, Inc. ("ERE"), a development stage company, was incorporated under the laws of the State of Nevada on May 29, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception. The business plan of ERE is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, ERE has developed an online Content Management System ("CMS") that enables real estate agents to build a website to showcase their listings.

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

AMENDMENT TO THE ARTICLES OF INCORPORATION

Effective September 24, 2012 the Board of Directors and the majority voting stockholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from "ERE Management, Inc." to "Guar Global Ltd." (the "Company").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the fiscal year ended July 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the fiscal year ended July 31, 2012 or 2011.

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350) TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" ("ASU 2012-02").

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled TESTING GOODWILL FOR IMPAIRMENT. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at July 31, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At July 31, 2012, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $119,233 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $40,539 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $40,539.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $8,596 and $5,675 for the fiscal years ended July 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

                                                     July 31,        July 31,
                                                       2012            2011
                                                     --------        --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL
   carry-forwards                                    $ 40,539        $ 31,943
  Less: Valuation allowance                           (40,539)        (31,943)
                                                     --------        --------

Deferred tax assets, net of valuation allowance      $     --        $     --
                                                     ========        ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                  For the Fiscal  For the Fiscal
                                                    Year Ended      Year Ended
                                                     July 31,        July 31,
                                                       2012            2011
                                                     --------        -------
Federal statutory income tax rate                        34.0%          34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                    (34.0)         (34.0)
                                                     --------        -------

Effective income tax rate                                 0.0%           0.0%
                                                     ========        =======

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of July 31, 2012, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2012.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

Name                                Age               Position
----                                ---               --------
Joselito Christopher G. Imperial    43      President, Secretary, Treasurer and
                                            Director
Charz Kelso                         35      Director

Mr. Joselito Christopher G. Imperial served as our President, Secretary and Treasurer as well as a Director from July 17, 2007 until October 22, 2012 (after our fiscal year end on July 31, 2012). He has four years of experience in asset management, working with leading companies in the Philippines. Since 2003, Mr. Imperial has been the business and asset manager for the Sterling Group of Companies in Makita City. Prior to this, he was the real estate asset manager for McDonald's in the Philippines. Mr. Imperial's past work experience includes service as the business development officer for Kenny Rogers, Roasters Philippines Incorporated, and the co-brand of Seattle's Best Coffee, Coffee Masters Incorporated.

Mr. Charz Kelso has served as a Director since September 24, 2012 (after our fiscal year end on July 31, 2012), and as our President, Secretary and Treasurer since October 22, 2012 (after our fiscal year end on July 31, 2012). Mr. Kelso was the founder of Beyond Health International, whose business was the marketing and sales of structured water from California, a slimming machine from Italy, a skin care line from Canada and a supplement line from Australia. From 2007 until 2010, Mr. Kelso acted as a sole proprietor consulting to businesses regarding marketing of products and brands.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of not less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

At oour fiscal year end on July 31, 2012 and as of the date this report was filed, our board of directors is currently composed of one member, whom does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees

COMMITTEES OF THE BOARD OF DIRECTORS

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. We are not aware of any other conflicts of interest with any of our executive officers or directors.

CODE OF ETHICS

We currently do not have a Code of Ethics. The Company has not adopted a code of ethics because it does not yet have significant operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2012, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2012 are set out in the summary compensation table below:

     * Our President (principal executive officer, principal financial officer and principal accounting officer);
     * each of our three most highly compensated executive officers, other than the principal executive officer and the principal financial officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2012; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2012;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Joselito Christopher   2012           0        0         0        0           0             0              0          0
G. Imperial (1)        2011           0        0         0        0           0             0              0          0

----------
(1) Mr. Imperial served as our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director from July 17, 2007 until October 22, 2012 (after our fiscal year end on July 31,
     2012)

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


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
Christopher
G. Imperial(1)

----------
(1) Mr. Imperial served as our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director from July 17, 2007 until October 22, 2012 (after our fiscal year end on July 31,
     2012)

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2012:

               Fees                                               Nonqualified
              Earned                              Non-Equity        Deferred
              Paid in    Stock       Option     Incentive Plan    Compensation     All Other
Name          Cash($)   Awards($)   Awards($)   Compensation($)    Earnings($)   Compensation($)  Total($)
----          -------   ---------   ---------   ---------------    -----------   ---------------  --------
Joselito        0          0           0             0                 0               0             0
Christopher
G. Imperial (1)

----------
(1) Mr. Imperial served as our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director from July 17, 2007 until October 22, 2012 (after our fiscal year end on July 31,
     2012)

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of our fiscal year end on July 31, 2012 and as of October 26, 2012, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                       Name and Address of               Amount and Nature          Percentage of
Title of Class         Beneficial Owner (2)           of Beneficial Ownership         Class (1)
--------------         --------------------           -----------------------         ---------
Common Stock           Joselito Christopher G.               48,000,000                 65.5%
                       Imperial, President,                (common stock)
                       Secretary, Treasurer,
                       and Director

All officers as                                              48,000,000                 65.5%
 a Group (1 person)                                        (common stock)

----------
(1) Based on 73,200,000 shares of our common stock outstanding. (2) 8275 Southern Eastern Avenue, Suite 200, Las Vegas, Nevada.

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

As of July 31, 2012, Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and Director, has provided the Company with a working capital loans in the amount of $66,835 (2011-$36,835). The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2012, Li & Company, PC billed us for $5,250 in audit fees.

REVIEW FEES

Li & Company, PC, billed us $4,500 for reviews of our quarterly financial statements in 2012 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Li & Company, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2012.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                         Description
-----------                         -----------

3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 (File No. 333-147250) originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 (File No. 333-147250) originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GUAR GLOBAL LTD.


Date: October 29, 2012                    By: /s/ Charz Kelso
                                              ----------------------------------
                                              Charz Kelso
                                              President, Treasurer, Secretary
                                              and Director (principal executive
                                              officer, principal financial
                                              officer and principal accounting
                                              officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title                         Date
----------                             -----                         ----


/s/ Charz Kelso             President, Treasurer, Secretary,    October 29, 2012
--------------------------  and Director (principal executive
Charz Kelso                 officer, principal financial
                            officer and principal
                            accounting officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 (File No. 333-147250) originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 (File No. 333-147250) originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101           Interactive data files pursuant to Rule 405 of Regulation S-T.