Form 10-Q
period 2012-10-31
Guar Global Ltd.
filed 2012-12-11
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

                                    000-52929
                            (Commission File Number)


                                Guar Global Ltd.
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer                              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 11, 2012, 73,200,000 shares of the issuer's common stock, $0.0001 par value, were outstanding.

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

Item 2. Management's Discussion and Analysis or Plan of Operation             14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 1A. Risk Factors                                                         17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Mine Safety Disclosures                                               17

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                        October 31, 2012      July 31, 2012
                                                                        ----------------      -------------
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                     $       89           $    5,601
  Prepaid exenses                                                                 345                  300
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                        434                5,901
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $      434           $    5,901
                                                                           ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                         $      853           $      482
  Accrued expenses                                                              8,567                9,317
  Advances from stockholder                                                    66,835               66,835
                                                                           ----------           ----------
      TOTAL CURRENT LIABILITIES                                                76,255               76,634
                                                                           ----------           ----------

      TOTAL LIABILITIES                                                        76,255               76,634
                                                                           ----------           ----------
STOCKHOLDERS' DEFICIT
  Common stock: $0.0001 par value: 300,000,000 shares authorized;
   73,200,000 shares issued and outstanding                                     7,320                7,320
  Additional paid-in capital                                                   41,180               41,180
  Deficit accumulated during the development stage                           (124,321)            (119,233)
                                                                           ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                             (75,821)             (70,733)
                                                                           ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $      434           $    5,901
                                                                           ==========           ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                 For the Period from
                                             For the Three Months      For the Three Months          May 29, 2007
                                                    Ended                     Ended              (inception) through
                                               October 31, 2012          October 31, 2011          October 31, 2012
                                               ----------------          ----------------          ----------------
                                                 (Unaudited)               (Unaudited)               (Unaudited)
Revenues                                         $         --              $         --              $         --
                                                 ------------              ------------              ------------
Operating expenses
  Professional fees                                     3,955                     4,550                   107,683
  Rent                                                    455                       474                     9,910
  Amortization                                             --                        --                     5,950
  General and administrative                              678                       412                     8,228
                                                 ------------              ------------              ------------
      Total operating expenses                          5,088                     5,436                   131,771
                                                 ------------              ------------              ------------

Loss from operations                                   (5,088)                   (5,436)                 (131,771)
                                                 ------------              ------------              ------------

Other income (expense)                                     --                        --                     7,450
                                                 ------------              ------------              ------------

Loss before income tax provision                       (5,088)                   (5,436)                 (124,321)

Income tax provision                                       --                        --                        --
                                                 ------------              ------------              ------------

Net loss                                         $     (5,088)             $     (5,436)             $   (124,321)
                                                 ============              ============              ============
Net loss per common share:
  - Basic and diluted                            $      (0.00)             $      (0.00)
                                                 ============              ============
Weighted average common shares outstanding
  - basic and diluted                              73,200,000                73,200,000
                                                 ============              ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
     For the Period from May 29, 2007 (Inception) through October 31, 2012
                                  (Unaudited)

                                                                                    Deficit
                               Common Stock, $0.0001 Par Value                    Accumulated          Total
                               -------------------------------     Additional     During the        Stockholders'
                                 Number of                          Paid-in       Development         Equity
                                  Shares             Amount         Capital          Stage           (Deficit)
                                  ------             ------         -------          -----           ---------
Balance, May 29, 2007
 (inception)                             --        $     --        $     --       $       --         $      --

Shares issued for cash
 at $0.0003 per share
 on August 1, 2008               48,000,000           4,800          15,200               --            20,000

Net loss                                                                              (1,999)           (1,999)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2007           48,000,000           4,800          15,200           (1,999)           18,001

Shares issued for cash
 at $0.001 per share
 on January 24, 2008             25,200,000           2,520          25,980               --            28,500

Net loss                                                                             (43,401)          (43,401)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2008           73,200,000           7,320          41,180          (45,400)            3,100

Net loss                                                                             (21,813)          (21,813)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2009           73,200,000           7,320          41,180          (67,213)          (18,713)

Net loss                                                                             (10,046)          (10,046)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2010           73,200,000           7,320          41,180          (77,259)          (28,759)

Net loss                                                                             (16,690)          (16,690)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2011           73,200,000           7,320          41,180          (93,949)          (45,449)

Net loss                                                                             (25,284)          (25,284)
                                -----------        --------        --------       ----------         ---------

Balance, July 31, 2012           73,200,000           7,320          41,180         (119,233)          (70,733)

Net loss                                                                              (5,088)           (5,088)
                                -----------        --------        --------       ----------         ---------

Balance, October 31, 2012        73,200,000        $  7,320        $ 41,180       $ (124,321)        $ (75,821)
                                ===========        ========        ========       ==========         =========

               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   For the Period from
                                                   For the Three Months    For the Three Months        May 29, 2007
                                                          Ended                   Ended            (inception) through
                                                     October 31, 2012        October 31, 2011        October 31, 2012
                                                     ----------------        ----------------        ----------------
                                                       (Unaudited)             (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (5,088)             $   (5,436)             $ (124,321)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                              --                      --                   5,950
  Changes in operating assets and liabilities:
     Prepaid expenses                                         (45)                     --                    (345)
     Accounts payable                                         371                    (163)                    853
     Accrued liabilities                                     (750)                 (4,000)                  8,567
                                                       ----------              ----------              ----------
Net cash used in operating activities                      (5,512)                 (9,599)               (109,296)
                                                       ----------              ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                          --                      --                  (5,950)
                                                       ----------              ----------              ----------
Net cash used in investing activities                          --                      --                  (5,950)
                                                       ----------              ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                    --                  15,000                  66,835
  Proceeds from sale of common stock                           --                      --                  48,500
                                                       ----------              ----------              ----------
Net cash provided by financing activities                      --                  15,000                 115,335
                                                       ----------              ----------              ----------

Net change in cash                                         (5,512)                  5,401                      89

Cash, beginning of period                                   5,601                   2,426                      --
                                                       ----------              ----------              ----------

Cash, end of period                                    $       89              $    7,827              $       89
                                                       ==========              ==========              ==========
Supplemental disclosure of cash flows information:
  Interest paid                                        $       --              $       --              $       --
                                                       ==========              ==========              ==========
  Income tax paid                                      $       --              $       --              $       --
                                                       ==========              ==========              ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                         (Formerly ERE Management, Ltd)
                          (A Development Stage Company)
                            October 31, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended July 31, 2012 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on October 29, 2012.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended October 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the interim period ended October 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at October 31, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-K for the year ended July 31, 2012, filed with the Securities and Exchange Commission.

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars and, unless otherwise indicated, references to "we," "our," "us," the "Company," "GGBL," or the "Registrant" refer to Guar Global Ltd., a Nevada corporation.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our software, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this quarterly report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2012.

EXPENSES

Our expenses for the three months ended October 31, 2012 and 2011, were $5,088 and $5,436, respectively and for the period from May 29, 2007 (date of inception), through October 31, 2012 were $131,771. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET LOSS

Our net loss for the three months ended October 31, 2012 and 2011 were $5,088 and $5,436, respectively and for the period from May 29, 2007 (date of inception), through October 31, 2012 were $124,321.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2012, reflects assets of $434 in the form of cash. Since inception, we have sold 73,200,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2012, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of October 31, 2012, that describes the circumstances that pertain to this matter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of October 31, 2012, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------

3.1(a) Articles of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9, 2007).

3.1(b) Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 19, 2012).

3.1(c) Certificate of Change (incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 19, 2012).

3.1(d) Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 15, 2012).

3.2 Bylaws (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9,
          2007).

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS   XBRL Instance Document**
101.SCH   XBRL Taxonomy Extension Schema**
101.CAL   XBRL Taxonomy Extension Calculation Linkbase**
101.DEF   XBRL Taxonomy Extension Definition Linkbase**
101.LAB   XBRL Taxonomy Extension Label Linkbase**
101.PRE   XBRL Taxonomy Extension Presentation Linkbase**

----------
*    Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GUAR GLOBAL LTD.


Date: December 11, 2012                   By: /s/ Charz Kelso
                                              ----------------------------------
                                              Charz Kelso
                                              President, Treasurer, Secretary
                                              and Director (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)