Form 10-Q
period 2013-01-31
Guar Global Ltd.
filed 2013-03-18
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2013

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes [X] No [ ]

As of March 18, 2013, 73,200,000 shares of the issuer's common stock, $0.0001 par value, were outstanding.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Mine Safety Disclosures                                              19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Guar Global Ltd.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     January 31,           July 31,
                                                                        2013                 2012
                                                                     ----------           ----------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $   42,315           $    5,601
  Prepaid exenses                                                           500                  300
                                                                     ----------           ----------
      TOTAL CURRENT ASSETS                                               42,815                5,901
                                                                     ----------           ----------

      TOTAL ASSETS                                                   $   42,815           $    5,901
                                                                     ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                   $   17,833           $      482
  Accrued expenses                                                        1,767                9,317
  Interest payable                                                        4,753                   --
  Convertible notes payable                                             250,000                   --
  Advances from stockholder                                              76,815               66,835
                                                                     ----------           ----------
      TOTAL CURRENT LIABILITIES                                         351,168               76,634
                                                                     ----------           ----------
      TOTAL LIABILITIES                                                 351,168               76,634
                                                                     ----------           ----------

STOCKHOLDERS' DEFICIT
  Common stock: $0.0001 par value: 300,000,000 shares
   authorized; 73,200,000 shares issued and outstanding                   7,320                7,320
  Additional paid-in capital                                             41,180               41,180
  Deficit accumulated during the development stage                     (356,853)            (119,233)
                                                                     ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (308,353)             (70,733)
                                                                     ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   42,815           $    5,901
                                                                     ==========           ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                For the Period from
                                                        For the                For the              May 29, 2007
                                                       Six Months             Six Months            (inception)
                                                         Ended                  Ended                 through
                                                       January 31,            January 31,            January 31,
                                                          2013                   2012                   2013
                                                      ------------           ------------           ------------
                                                       (Unaudited)            (Unaudited)            (Unaudited)
REVENUES EARNED DURING THE DEVELOPMENT STAGE          $         --           $         --           $         --
                                                      ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                         43,978                 10,550                147,706
  Rent                                                         925                    927                 10,380
  Amortization                                                  --                     --                  5,950
  Website development                                       35,000                     --                 35,000
  Consulting                                                34,790                     --                 34,790
  General and administrative                                 1,964                  3,217                  9,514
                                                      ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                   116,657                 14,694                243,340
                                                      ------------           ------------           ------------
Loss from operations                                      (116,657)               (14,694)              (243,340)
                                                      ------------           ------------           ------------
OTHER INCOME (EXPENSE)
  Other income                                                  --                     --                  7,450
  Interest expense                                          (4,753)                    --                 (4,753)
  Impairment                                              (116,210)                    --               (116,210)
                                                      ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                              (120,963)                    --               (113,513)
                                                      ------------           ------------           ------------
Loss before income tax provision                          (237,620)               (14,694)              (356,853)
                                                      ------------           ------------           ------------
Income tax provision                                            --                     --                     --
                                                      ------------           ------------           ------------

NET LOSS                                              $   (237,620)          $    (14,694)          $   (356,853)
                                                      ============           ============           ============
NET LOSS PER COMMON SHARE:
 - BASIC AND DILUTED                                  $      (0.00)          $      (0.00)
                                                      ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                    73,200,000             73,200,000
                                                      ============           ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Operations

                                                        For the                For the
                                                      Three Months           Three Months
                                                         Ended                  Ended
                                                       January 31,            January 31,
                                                          2013                   2012
                                                      ------------           ------------
                                                      (Unaudited)            (Unaudited)
REVENUES EARNED DURING THE DEVELOPMENT STAGE          $         --           $         --
                                                      ------------           ------------
OPERATING EXPENSES
  Professional fees                                         40,023                  6,000
  Rent                                                         470                    453
  Website development                                       35,000                     --
  Consulting                                                34,790                     --
  General and administrative                                 1,287                  2,805
                                                      ------------           ------------
TOTAL OPERATING EXPENSES                                   111,570                  9,258
                                                      ------------           ------------
Loss from operations                                      (111,570)                (9,258)
                                                      ------------           ------------
OTHER INCOME (EXPENSE)
  Interest expense                                          (4,753)                    --
  Writeoff of failed venture                              (116,210)                    --
                                                      ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                              (120,963)                    --
                                                      ------------           ------------
Loss before income tax provision                          (232,533)                (9,258)
Income tax provision                                            --                     --
                                                      ------------           ------------

NET LOSS                                              $   (232,533)          $     (9,258)
                                                      ============           ============
NET LOSS PER COMMON SHARE:
 - BASIC AND DILUTED                                  $     (0.00)           $      (0.00)
                                                      ===========            ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                   73,200,000              73,200,000
                                                      ===========            ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
      For the Period from May 29, 2007 (Inception) through January 31, 2013
                                  (Unaudited)


                                                                                    Deficit
                               Common Stock, $0.0001 Par Value                    Accumulated          Total
                               -------------------------------     Additional     During the        Stockholders'
                                 Number of                          Paid-in       Development         Equity
                                  Shares             Amount         Capital          Stage           (Deficit)
                                  ------             ------         -------          -----           ---------
Balance, May 29, 2007
 (inception)                             --        $     --        $     --       $       --         $      --

Shares issued for cash
 at $0.0003 per share
 on August 1, 2008               48,000,000           4,800          15,200               --            20,000

Net loss                                                                              (1,999)           (1,999)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2007           48,000,000           4,800          15,200           (1,999)           18,001

Shares issued for cash
 at $0.001 per share
 on January 24, 2008             25,200,000           2,520          25,980               --            28,500

Net loss                                                                             (43,401)          (43,401)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2008           73,200,000           7,320          41,180          (45,400)            3,100

Net loss                                                                             (21,813)          (21,813)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2009           73,200,000           7,320          41,180          (67,213)          (18,713)

Net loss                                                                             (10,046)          (10,046)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2010           73,200,000           7,320          41,180          (77,259)          (28,759)

Net loss                                                                             (16,690)          (16,690)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2011           73,200,000           7,320          41,180          (93,949)          (45,449)

Net loss                                                                             (25,284)          (25,284)
                                -----------        --------        --------       ----------         ---------

Balance, July 31, 2012           73,200,000           7,320          41,180         (119,233)          (70,733)

Net loss                                                                            (237,620)         (237,620)
                                -----------        --------        --------       ----------         ---------

Balance, January 31, 2013        73,200,000        $  7,320        $ 41,180       $ (356,853)        $(308,353)
                                ===========        ========        ========       ==========         =========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                               For the Period from
                                                               For the            For the         May 29, 2007
                                                              Six Months         Six Months        (inception)
                                                                Ended              Ended             through
                                                              January 31,        January 31,        January 31,
                                                                 2013               2012               2013
                                                              ----------         ----------         ----------
                                                             (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (237,620)        $  (14,694)        $ (356,853)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                     --                 --              5,950
  Changes in operating assets and liabilities:
     Prepaid expenses                                               (200)                --               (500)
     Accounts payable                                             17,351               (823)            17,833
     Accrued liabilities                                          (7,550)            (2,500)             1,767
                                                              ----------         ----------         ----------
           NET CASH USED IN OPERATING ACTIVITIES                (228,019)           (18,017)          (331,803)
                                                              ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                                 --                 --             (5,950)
                                                              ----------         ----------         ----------
           NET CASH USED IN INVESTING ACTIVITIES                      --                 --             (5,950)
                                                              ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                        9,980             30,000             76,815
  Proceeds from convertible notes                                250,000                 --            250,000
  Increase in interest payable                                     4,753                 --              4,753
  Proceeds from sale of common stock                                  --                 --             48,500
                                                              ----------         ----------         ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             264,733             30,000            380,068
                                                              ----------         ----------         ----------
Net change in cash                                                36,714             11,983             42,315
Cash, beginning of period                                          5,601              2,426                 --
                                                              ----------         ----------         ----------

Cash, end of period                                           $   42,315         $   14,409         $   42,315
                                                              ==========         ==========         ==========
Supplemental disclosure of cash flows information:
  Interest aid                                                $       --         $       --         $       --
                                                              ==========         ==========         ==========
  Income tax paid                                             $       --         $       --         $       --
                                                              ==========         ==========         ==========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            January 31, 2013 and 2012
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

INCORPORATION

The Company was incorporated under the laws of the State of Nevada on May 29, 2007. The business plan of the Company is to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, the Company has developed an online Content Management System ("CMS") that enables real estate agents to build a website to showcase their listings.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended January 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended January 31, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2013, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On November 9, 2012, the Company entered into a loan agreement. The balance of $200,000 is due on November 9, 2013, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder. Interest outstanding at January 31, 2013 is $4,547. $150,000 of the $200,000 received was advanced for a potential acquisition in Hong Kong. To date, $83,790 of the funds advanced for a potential acquisition in Hong Kong have been spent on expenditures for the benefit of the Company. There is sufficient doubt upon the recoverability on the remaining funds and, as such, the Company has recorded an impairment allowance of $66,210.

On January 16, 2013, the Company entered into a loan agreement. The balance of $50,000 is due on January 16, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder. Interest outstanding at January 31, 2013 is $206. The $50,000 that was received was advanced for a potential acquisition in Hong Kong. There is sufficient doubt upon the recoverability of these funds and, as such, the Company has recorded an impairment allowance of $50,000.

NOTE 6 - STOCKHOLDERS' EQUITY

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

Secondarily, with respect to our guar gum business, which we commenced on October 1, 2012, we plan to produce guar gum in northwest India for export internationally to the oil and gas sector. We plan to use new technology and specialized research to increase fields of guar seed and produce hydroxypropyl guar gum, a gelling agent used in hydraulic fracturing for natural gas extraction.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through Januarr 31, 2013.

EXPENSES

Our operating expenses for the six months ended January 31, 2013 and 2012, were $116,657 and $14,694, respectively. Our operating expenses for the three months ended January 31, 2013 and 2012, were $111,570 and $9,258, respectively. Our operating expenses for the period from May 29, 2007 (date of inception), through January 31, 2013 were $243,340. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET LOSS

Our net loss for the six months ended January 31, 2013 and 2012 was $237,620 and $14,694, respectively. Our net loss for the three months ended January 31, 2013 and 2012 was $232,533 and $9,258, respectively. Our net loss for the period from May 29, 2007 (date of inception), through January 31, 2013 was $356,853.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2013, reflects assets of $42,815 in the form of cash , and prepaid expenses. Since inception, we have sold 73,200,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2012, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of January 31, 2013, that describes the circumstances that pertain to this matter.

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

As of January 31, 2013, the end of our quarter covered by this Report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2 Bylaws (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9,
              2007).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

                                      GUAR GLOBAL LTD.


Date: March 18, 2013                  By: /s/ Joselito Christopher G. Imperial
                                          --------------------------------------
                                          Joselito Christopher G. Imperial
                                          President, Treasurer, Secretary
                                          and Director (principal executive
                                          officer, principal financial
                                          officer and principal accounting
                                          officer)