Form 10-Q
period 2013-04-30
Guar Global Ltd.
filed 2013-06-14
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2013

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

                     407 E. Louisiana Street, McKinney Texas 75069
                    (Address of principal executive offices)

                                 (214) 380-9677
              (Registrant's Telephone Number, including Area Code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes [X] No [ ]

As of June 14, 2013, 73,200,000 shares of the issuer's common stock, $0.0001 par value, were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Guar Global Ltd.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    April 30, 2013       July 31, 2012
                                                                    --------------       -------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                 $ 135,101           $   5,601
  Prepaid exenses                                                          2,405                 300
                                                                       ---------           ---------
      TOTAL CURRENT ASSETS                                               137,506               5,901
                                                                       ---------           ---------

      TOTAL ASSETS                                                     $ 137,506           $   5,901
                                                                       =========           =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                     $  21,001           $     482
  Accrued expenses                                                         1,767               9,317
  Interest payable                                                        11,918                  --
  Convertible notes payable                                              445,000                  --
  Advances from stockholder                                               76,815              66,835
                                                                       ---------           ---------
      TOTAL CURRENT LIABILITIES                                          556,501              76,634
                                                                       ---------           ---------

      TOTAL LIABILITIES                                                  556,501              76,634
                                                                       ---------           ---------
STOCKHOLDERS' DEFICIT
  Preferred stock: par value $0.001: 25,000,000 shares authorized;
   none issued or outstanding                                                 --                  --
  Common stock: par value $0.0001: 300,000,000 shares authorized;
   73,200,000 shares issued and outstanding                                7,320               7,320
  Additional paid-in capital                                              41,180              41,180
  Deficit accumulated during the development stage                      (467,495)           (119,233)
                                                                       ---------           ---------
      TOTAL STOCKHOLDERS' DEFICIT                                       (418,995)            (70,733)
                                                                       ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 137,506           $   5,901
                                                                       =========           =========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the Period from
                                                For the Nine Months    For the Nine Months        May 29, 2007
                                                       Ended                  Ended           (inception) through
                                                   April 30, 2013         April 30, 2012         April 30, 2013
                                                   --------------         --------------         --------------
                                                    (Unaudited)            (Unaudited)            (Unaudited)
Revenues earned during the development stage        $         --           $         --           $         --
                                                    ------------           ------------           ------------
Operating expenses
  Professional fees                                      105,766                 16,475                209,494
  Rent                                                     1,381                  1,394                 10,836
  Consulting fees                                         40,956                     --                 40,956
  Travel                                                  33,953                     --                 33,953
  Website development                                     35,000                     --                 35,000
  Amortization                                                --                     --                  5,950
  General and administrative                               3,078                  3,577                 10,628
                                                    ------------           ------------           ------------
      Total operating expenses                           220,134                 21,446                346,817
                                                    ------------           ------------           ------------

Loss from operations                                    (220,134)               (21,446)              (346,817)
                                                    ------------           ------------           ------------
Other income (expense)
  Other income                                                --                     --                  7,450
  Interest expense                                       (11,918)                    --                (11,918)
  Writeoff of failed venture                            (116,210)                    --               (116,210)
                                                    ------------           ------------           ------------
Total other income (expense)                            (128,128)                    --               (120,678)
                                                    ------------           ------------           ------------

Loss before income tax provision                        (348,262)               (21,446)              (467,495)

Income tax provision                                          --                     --                     --
                                                    ------------           ------------           ------------

Net loss                                            $   (348,262)          $    (21,446)          $   (467,495)
                                                    ============           ============           ============
Net loss per common share:
 - Basic and diluted                                $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
 - basic and diluted                                  73,200,000             73,200,000
                                                    ============           ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Operations

                                                  For the Three Months     For the Three Months
                                                         Ended                    Ended
                                                     April 30, 2013           April 30, 2012
                                                     --------------           --------------
                                                      (Unaudited)              (Unaudited)
Revenues earned during the development stage          $         --             $         --
                                                      ------------             ------------
Operating expenses
  Professional fees                                         61,789                    5,925
  Rent                                                         456                      467
  Consulting fees                                            6,167                       --
  Travel                                                    33,593                       --
  General and administrative                                 1,113                      360
                                                      ------------             ------------
      Total operating expenses                             103,118                    6,752
                                                      ------------             ------------

Loss from operations                                      (103,118)                  (6,752)
                                                      ------------             ------------
Other income (expense)
  Interest expense                                          (7,164)                      --
                                                      ------------             ------------
Total other income (expense)                                (7,164)                      --
                                                      ------------             ------------

Loss before income tax provision                          (110,282)                  (6,752)

Income tax provision                                            --                       --
                                                      ------------             ------------

Net loss                                              $   (110,282)            $     (6,752)
                                                      ============             ============
Net loss per common share:
 - Basic and diluted                                  $      (0.00)            $      (0.00)
                                                      ============             ============
Weighted average common shares outstanding
 - basic and diluted                                    73,200,000               73,200,000
                                                      ============             ============


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
       For the Period from May 29, 2007 (Inception) through April 30, 2013
                                   (Unaudited)

                                                                                    Deficit
                               Common Stock, $0.0001 Par Value                    Accumulated          Total
                               -------------------------------     Additional     During the       Stockholders'
                                 Number of                          Paid-in       Development         Equity
                                  Shares             Amount         Capital          Stage           (Deficit)
                                  ------             ------         -------          -----           ---------
Balance, May 29, 2007
 (inception)                             --        $     --        $     --       $       --         $      --

Shares issued for cash
 at $0.0003 per share
 on August 1, 2008               48,000,000           4,800          15,200               --            20,000

Net loss                                                                              (1,999)           (1,999)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2007           48,000,000           4,800          15,200           (1,999)           18,001

Shares issued for cash
 at $0.001 per share
 on January 24, 2008             25,200,000           2,520          25,980               --            28,500

Net loss                                                                             (43,401)          (43,401)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2008           73,200,000           7,320          41,180          (45,400)            3,100

Net loss                                                                             (21,813)          (21,813)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2009           73,200,000           7,320          41,180          (67,213)          (18,713)

Net loss                                                                             (10,046)          (10,046)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2010           73,200,000           7,320          41,180          (77,259)          (28,759)

Net loss                                                                             (16,690)          (16,690)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2011           73,200,000           7,320          41,180          (93,949)          (45,449)

Net loss                                                                             (25,284)          (25,284)
                                -----------        --------        --------       ----------         ---------
Balance, July 31, 2012           73,200,000           7,320          41,180         (119,233)          (70,733)

Net loss                                                                            (348,262)         (348,262)
                                -----------        --------        --------       ----------         ---------

Balance, April 30, 2013          73,200,000        $  7,320        $ 41,180       $ (467,495)        $(418,995)
                                ===========        ========        ========       ==========         =========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                  For the Period from
                                                   For the Nine Months    For the Nine Months        May 29, 2007
                                                          Ended                  Ended           (inception) through
                                                      April 30, 2013         April 30, 2012         April 30, 2013
                                                      --------------         --------------         --------------
                                                       (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(348,262)             $ (21,446)             $(467,495)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                              --                     --                  5,950
  Changes in operating assets and liabilities:
     Prepaid expenses                                      (2,105)                    --                 (2,405)
     Accounts payable                                      20,519                   (238)                21,001
     Accrued liabilities                                   (7,550)                (1,900)                 1,767
                                                        ---------              ---------              ---------
Net cash used in operating activities                    (337,398)               (23,584)              (441,182)
                                                        ---------              ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                          --                     --                 (5,950)
                                                        ---------              ---------              ---------
Net cash used in investing activities                          --                     --                 (5,950)
                                                        ---------              ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                 9,980                 30,000                 76,815
  Proceeds from convertible notes                         445,000                     --                445,000
  Increase in interest payable                             11,918                     --                 11,918
  Proceeds from sale of common stock                           --                     --                 48,500
                                                        ---------              ---------              ---------
Net cash provided by financing activities                 466,898                 30,000                582,233
                                                        ---------              ---------              ---------

Net change in cash                                        129,500                  6,416                135,101

Cash, beginning of period                                   5,601                  2,426                     --
                                                        ---------              ---------              ---------

Cash, end of period                                     $ 135,101              $   8,842              $ 135,101
                                                        =========              =========              =========

Supplemental disclosure of cash flows information:
  Interest aid                                          $      --              $      --              $      --
                                                        =========              =========              =========
  Income tax paid                                       $      --              $      --              $      --
                                                        =========              =========              =========


               See accompanying notes to the financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                             April 30, 2013 and 2012
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

INCORPORATION

The Company was incorporated under the name of ERE Management, Inc. under the laws of the State of Nevada on May 29, 2007. The Company plans to develop software, specializing in providing sales tool solutions for the real estate industry. More specifically, the Company has developed an online Content Management System ("CMS") that enables real estate agents to build a website to showcase their listings.

AMENDMENTS TO THE ARTICLES OF INCORPORATION

Effective March 14, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend the Company's Articles of Incorporation to (a) increase the number of shares of authorized common stock from 20,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check"
preferred stock, par value $0.0001, per share; (c) change the par value of each share of common stock from $0.001 per share to $0.0001 per share; and (d) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Effective September 24, 2012 the Board of Directors and the majority voting stockholders approved an amendment to the Company's Articles of Incorporation to change its name from "ERE Management, Inc." to "Guar Global Ltd."

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended April 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended April 30, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On November 9, 2012, the Company entered into a loan agreement. The balance of $200,000 is due on November 9, 2013, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder. Interest outstanding at April 30, 2013 is $9,425. $150,000 of the $200,000 received was advanced for a potential acquisition in Hong Kong. The venture failed and the advance was written off.

On January 16, 2013, the Company entered into a loan agreement. The balance of $50,000 is due on January 16, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder. Interest outstanding at April 30, 2013 is $1,425. The $50,000 that was received was advanced for a potential acquisition in Hong Kong. The venture failed and the advance was written off.

On April 10, 2013 the Company entered into a loan agreement. The balance of $195,000 is due on April 10, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder. Interest outstanding at April 30, 2013 is $1,069.

NOTE 6 - STOCKHOLDERS' DEFICIT

SHARES AUTHORIZED

Upon formation the total number of shares of common stock which the Company is authorized to issue was Twenty Million (20,000,000) shares, par value $0.001 per share.

Effective March 14, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend the Company's Articles of Incorporation to (a) increase the number of shares of authorized common stock from 20,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check"
preferred stock, par value $0.0001, per share; (c) change the par value of each share of common stock from $0.001 per share to $0.0001 per share; and (d) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

Effective May 7, 2013, the Board of Directors of the Company appointed Mr. Michael C. Shores as Chief Executive Officer and Chairman of the Board of Directors.

In association with this appointment, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Shores in connection with his employment as the Chief Executive Officer and Chairman of the Board of Directors of the Company. Pursuant to the Employment Agreement, Mr. Shores will be employed as the Chief Executive Officer of the Company for a two year term, and will receive an initial base salary of $7,000 per month. Mr. Shores will dedicate between thirty and seventy percent of his time to operating the Company. Either party may terminate the Employment Agreement upon thirty (30) days written notice or immediately in certain other circumstances. In the event of termination for no cause (as defined in the Employment Agreement), the Company will pay Mr. Shores four (4) months severance. Mr. Shores and the Company also agreed to negotiate the terms of a restricted stock award plan within sixty (60) days of the date of the Employment Agreement.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through April 30, 2013.

EXPENSES

Our operating expenses for the three months ended April 30, 2013 and 2012, were $103,118 and $6,752, respectively. Our operating expenses for the nine months ended April 30, 2013 and 2012, were $220,134 and $21,466, respectively. Our operating expenses for the period from May 29, 2007 (date of inception), through April 30, 2013 were $346,817. These expenses were comprised primarily of legal fees, transfer agent fees, accounting and audit fees, filing fees, and consulting fees.

NET LOSS

Our net loss for the three months ended April 30, 2013 and 2012 was $110,282 and $6,752, respectively. Our net loss for the nine months ended April 30, 2013 and 2012, were $348,262 and $21,466, respectively. Our net loss for the period from May 29, 2007 (date of inception), through April 30, 2013 was $467,495.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2013, reflects assets of $137,506 in the form of cash and prepaid expenses. Since inception, we have sold 73,200,000 shares of common stock with gross proceeds of $48,500. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

GOING CONCERN CONSIDERATION

In their report on our financial statements as of July 31, 2012, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern. We have also included a note to the accompanying unaudited financial statements as of April 30, 2013, that describes the circumstances that pertain to this matter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our President, Secretary and Treasurer (our principal financial officer and principle accounting officer),to allow for timely decisions regarding required disclosure.

As of April 30, 2013, the end of our quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our President, Secretary and Treasurer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2 Bylaws (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9,
              2007).

10.1          Employment Agreement by and between the Company and Michael C.
              Shores, dated as of May 7, 2013 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 10, 2013).

31.1          Certification of the Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2          Certification of the Principal Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1          Certification of Principal Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2          Certification of Principal Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

                                     GUAR GLOBAL LTD.


Date: June 14, 2013                  By: /s/ Joselito Christopher G. Imperial
                                          --------------------------------------
                                          Joselito Christopher G. Imperial
                                          President, Treasurer, Secretary
                                          and Director (principal financial
                                          officer and principal accounting
                                          officer)