Form 10-K
period 2013-07-31
Guar Global Ltd.
filed 2013-11-05
CIK 1415751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended July 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52929

Guar Global Ltd.
(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0540833 (I.R.S. Employer Identification No.)

407 E. Louisiana Street McKinney, TX	75069-4233
(Address of principal executive offices)	(Zip Code)

 (214) 380-9677
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 28, 2013 was approximately $377,000 based upon 37,700,000 shares held by non-affiliates and a closing market price of $0.01 per share on January 31, 2013.

As of November 5, 2013 there were 59,000,000 shares of our common stock issued and outstanding.

PART I

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Unless otherwise indicated, references to “we,” “our,” “us,” “GGBL,” the “Company” or the “Registrant” refer to Guar Global Ltd., a Nevada corporation and its wholly owned subsidiary Guar Innovations, Ltd., a Washington corporation (“Guar Innovations”) and its majority owned subsidiary Pure Guar India Private Limited, a company organized under the laws of the Republic of India (“Pure Guar”).

ITEM 1.  BUSINESS

Corporate History

We are a development stage company that was incorporated under the laws of the State of Nevada on May 29, 2007 under the name ERE Management, Inc. Our prior business consisted of developing software enabling real estate agents to build a website to showcase their listings. On July 31, 2013, we acquired Ninety Nine 99/100 percent (99.99%) of the capital stock of Pure Guar pursuant to a Stock Purchase Agreement dated July 31, 2013 (the “Stock Purchase Agreement”) by and among the Company, Pure Guar, and the shareholders of Pure Guar (the “Selling Shareholders”). We paid $1,692.43 to the Selling Shareholders. The remaining 0.01% ownership in Pure Guar is held by Guar Innovations, our wholly owned subsidiary.

On May 7, 2013 we hired Michael C. Shores, a seasoned entrepreneur, as Chairman and Chief Executive Officer to lead our operations. We have established an office in McKinney, Texas in order to service the oil and gas industry in Texas as well the expanding oil and gas business sector throughout the Americas that has been driven predominantly by the use of hydraulic fracturing.

Nature of Operations

Pure Guar was incorporated under the laws of the Republic of India on February 19, 2013.  Pure Guar is a research-driven development stage company aiming to implement new, modern strategies that will increase yields of guar crops and produce a high quality product for the oil and gas sector. Pure Guar will use new technology and targeted research to increase yields of guar seed and produce hydroxypropyl guar gum, a gelling agent used in hydraulic fracturing for natural gas extraction.

We have leased 50 hectares of farmland in Rajasthan, a state in northwest India (see Figure 1 below) which we believe has ideal guar growing conditions and proximity to processors and ports.  Our office and storage facilities will be near our farm location.  We have established contacts in the Ministry of Agriculture in India as well as in the oil and gas industry in the United State of America (“U.S.”), Russia, Africa, China and Canada.  To date, however, we have not entered into any material contracts for the production and sale of guar seed or hydroxypropyl guar gum, and we have not generated any revenue since inception.

Figure 1

Historically, local farmers in several Indian states have grown and processed guar for food and various industrial uses, including textiles, paper, food and more recently, oil and gas extraction. In the last two years, guar gum demand has tripled worldwide mainly because of its use in hydraulic fracturing activity, especially in the U.S.  Hydraulic fracturing is a process used in natural gas wells where millions of gallons of water, sand and chemicals are pumped underground to break apart the rock and release the gas.

With no viable alternative to guar gum on the horizon and demand remaining high, we believe that India will continue to be at the forefront of guar production.  Farming practices in India remain low tech and often lead to productivity issues.  In addition, we believe there is a lack of supportive policy that makes it cumbersome for customers to deal with the complex supply chain of farmers, traders, processors and shippers.  Thus, we believe the present guar industry has significant potential and that by combining the knowledge and experience of local farmers with new agricultural technologies and a comprehensive business model, there are significant opportunities for us to enter into the guar production industry.

Objectives & Strategy

The following is a summary of our initial objectives and strategy:

Harvest of Guar Seed – We secured 50 hectares of farmland in Rajasthan by leasing it for no more than five years.  We have initially planted five different varieties of guar seed to accommodate varying climates, moisture levels and soil types in the region.  We seek to harvest approximately 50-60 metric tons (MT) of plantable guar seed.  We expect that the guar seed harvested from our initial crop will give us enough seed to formalize our Guar Global Farmer-Partner Cooperative Program, which is a collaborative program between farmers and us whereby we will provide farmers with a certain amount of seeds in return for the opportunity to purchase their harvested crops at a favorable price.  We are still in the process of finalizing the details of this program.

Research and Target Facility Locations – We intend to analyze recent industry and cultivation research and work with agri-business consultants and the Ministry of Agriculture in India to find land and set up a location for our business.  We will use our general manager’s established connections with experts in the agriculture ministry to fund research and development projects in the guar industry.  We have identified and entered into discussions with consultants who we believe can provide valuable information and insight into India’s guar market, however, to date, we have not entered into any consulting agreements.

Hire Personnel – We plan to hire local cluster managers with knowledge and experience in guar agriculture to help implement our Farmer-Partner Cooperative Program.  We believe local managers will ensure that our initial Farmer-Partners are reliable and knowledgeable.  Once harvested, the seeds will be purchased directly from farmers, transported to a local storage facility to be separated and stored for future crops or they will be ground into guar gum, with the residual sold/used as fodder for the next crop.  To date, we have hired one general manager in India, Ganesh Prajapat, who works with our current chief executive officer, Michael C. Shores.

Acquire Machine and Transportation Services – After visiting and observing various processing plants, we will select what we believe to be the most reliable, cost-effective processor for the harvest.  The cost of processing varies depending on the season.  When demand is high for the harvest after the monsoon, the processors charge a premium.  We believe our plan to use the latest irrigation technology to harvest two crops a year means there will be considerable savings (half the price) to process the harvest during the off season; however, there is no guarantee that such an approach will be successful. Further, we are also seeking to establish a relationship with a large storage/transportation supply partner; however, no relationship with any supply partner has been established yet.

Products

We will grow guar, also known as Clusterbean or Cyamopsistetragonoloba (L.) Taubert, which historically has been used for human consumption and cattle feed. The guar plant is extremely drought resistant and flourishes in semiarid regions where most plants perish.  It grows best in sandy soils.  When limited moisture is available the plant will stop growing, but it does not die.  Figure 2 below is a high yield guar plant.

Figure 2

Guar seed is a legume that has three parts including the coat, the endosperm and the germ.  The endosperm of the seed contains galactomannan gum. During processing, the seeds are dehusked, milled and screened into a free-flowing, pale powder that forms a viscous gel in cold water.  Figure 3 below depicts guar gum powder. Figure 4 below depicts green guar pods and seeds.

Figure 3

Figure 4

The powder’s ability to suspend solids, bind water by hydrogen bonding, control the viscosity of aqueous solutions, and form strong tough films have accounted for its rapid growth and use in various industries.  Guar gum has several industrial uses:

FOOD PRODUCTS

Ice Cream/Dairy Products

•	Provides smooth and creamier texture.
•	Prevents formation of ice crystals.
•	Prevents quick meltdown.

Bakery Products

•	Improves texture.
•	Increases shelf life.
•	Improves moisture retention.

Pet Food

•	As a viscosifier.

Soups and Gravies

•	As a viscosifier.

Noodles

•	Better sheet formation.
•	Improves moisture retention.
•	Improves texture.
•	Improves machine runnability, thereby increasing production.

COSMETICS AND PHARMACEUTICALS

•	Cosmetics - As conditioner cum viscosifier.
•	Pharmaceuticals - As water binding agent & rheology modifier.

EXPLOSIVES

•	Water binding agent for aqueous slurry explosives.

TEXTILE

•	As thickener for direct as well as discharge printing.
•	As flocculating agent for purification.
•	Wide range of tailor-made products based on printing styles, types of fabrics and dyes, as well as types of printing machines.

MINING

•	As flocculating agent for purification.

OIL WELL DRILLING

•	As fluid-loss controlling agent.
•	As additives in fracturing fluids.

PAPER

•	As wet-end additive.
•	As sizing agent.
•	As retention aid.

We have researched the various categories of guar seed and have determined to plant five different varieties: X-6, HG-2-20, HG-365, Bharti and RGC 936.  We believe the RGC 936 variety is one of the highest quality variety of guar seed and this hybrid seed is most popular among experienced farmers due to its 70-90 day maturation time, which is shorter than other seeds.  By planting five varieties we can accommodate varying climates, moisture levels and soil types in the region. We feel this will give us a broader area to add additional Indian farmers to our proposed Guar Global Farmer-Partner Program.

We will focus on producing hydroxypropyl guar gum for the oil and gas industry where it is valued for its unique gelling properties, making it ideal for resource extraction in drilling and hydraulic fracturing projects.  At this time, we believe there is no real, inexpensive substitute for guar in hydraulic fracturing, an increasingly popular method for natural gas extraction, particularly in the U.S.  We intend to use or sell the residual products of guar processing including green fodder, green manure and grains.

Future guar production depends on how many Indian farmers who own small to medium size farms (5 to 250 acres) decide to grow guar as their main crop and join our proposed Farmer-Partner Cooperative.  These farmers rely on the monsoon season and traditional farming practices, and they receive little help from the Indian government.  These challenges often result in low productivity.

We intend to use research, technology and irrigation to produce high-yield guar harvests two times a year.  We will work with processors and nearby ports to ensure our product is delivered in as timely and efficient a manner possible.  If the market price of guar is in flux, it is our intent to store the product until the price has improved.  We will closely monitor the market and sell at a strong market price or store our product if there is too much instability or uncertainty.

Mr. Ganesh Prajapat, our Indian general manager, has developed relationships within the Indian Ministry of Agriculture. Professionals within the ministry will advise us on land selection and growing methods. When possible, we will fund relevant research and development projects to help further the guar growing industry in India. These relationships will facilitate our adherence to the various government acts, rules and regulations, allowing us to grow and export guar in accordance with applicable law.

We believe that our government connections are valuable and will also allow us to expand internationally by providing the opportunity to export guar seed to grow in other locations, furthering our plan to find suitable land and cultivate guar in the U.S.  We intend to seek assistance from the agriculture ministry to help the company take soil samples and track weather conditions and to analyze guar growing potential in the U.S. with Arkansas, Arizona, Oklahoma, South Dakota and Texas at the forefront of possible locations.  To date, we have not conducted any soil samples and tested any locations in the U.S. for possible guar growing.

Industry

India produces 600,000 tons of guar on an annual basis, approximately 80% of the world’s total.  The vast majority (97%) of this guar is cultivated and processed in three western states with, what we believe is, an ideal arid climate: Rajasthan, Haryana and Gujarat.  Approximately 80% of the country’s total is concentrated in Rajasthan, where there are more than 120 guar gum processing plants.

Two major seaports comprise the export points for guar gum – JNPT near Mumbai and Mundra in Gujarat, which is home to three smaller ports from which guar is also shipped.  Ports in India are under strain as container traffic has been increasing at an average annual rate of 15% for the last several years.  Congestion, equipment breakdowns and delays are symptoms of a stressed port system but government and private companies are now working to improve the situation.  The ports handling guar gum are undergoing upgrades and expansion that we believe will ease the problems.

In 2012, there were more than 8 million acres of guar crops in India, with an estimated harvest of 515,000 tons of guar gum for export. This number is lower than the 2011/2012 harvest due to a late arrival of the monsoon season, which has raised concerns about productivity. However, the guar growing areas did eventually receive enough rainfall and the government, researchers, processors and farmers are working together to keep the crop viable.

With farmers making significant profits from last year’s crop thanks to increased prices, we believe there is heightened interest among farmers in guar growing states this year. Even farmers in states where guar has never been cultivated for commercial use are looking into growing the crop this year.

While farmers in this area of India have been growing guar for decades, increased demand from the oil and gas sector has increased farmers’ interest in the crop. They have experience in growing, selling and transporting guar worldwide, they have available seed and they have the processing capacity.  However, there are challenges and complexities in the industry including an uncertain market, lack of government regulations and incentives, low-tech farming practices, reliance on the monsoon season, and manipulation by traders that have led to fragmentation and underdevelopment.

Analysts and observers in India indicate that internationally, the guar industry is still running in a disorganized way and is ripe for investment.  Farmers have had concerns about productivity from some seeds and most of the crop is grown in rain-fed condition so the risk is very high. The uncertain return and considerable risk have not attracted investors or researchers but these agricultural experts emphasize that proper research and development into seed varieties and growing conditions would be significant for investors and farmers.

Further, the lack of stringent government policy in the guar industry has made it vulnerable and unstable, particularly recently.  We believe that stronger support and a transparent, cohesive framework of rules and regulations could lead to better price protection, better irrigation, higher quality seed and more research investment.

Market Trends

The guar market has been fluctuating since early 2011, when some traders and market sellers took advantage of the increasing demand for guar and the lack of government oversight to manipulate supply by hoarding the product. This exploitation led to an apparent shortage of guar seeds, resulting in a 229% price increase from the end of 2010 to the end of 2011.  From December 2011 to May 2012, the price increased another 374%, hitting a record high of $1,761 per 100 kg.

The price increase drew the attention of the Indian government’s regulators, the Forward Markets Commission (“FMC”).  All future trades in guar were halted and an investigation into the market hoarders was started.  Since then, the price has dropped substantially to $464 per 100 kg on Sept.7, 2012.  To prevent traders from manipulating the market again, the FMC is carefully monitoring the guar trade and has indicated that it is prepared to prevent future manipulation if necessary.

We believe that contract farming or cooperative farming is a potential market trend that could lead to the eradication of traders from the supply chain.  This trend would see more farmers and processors entering into agreements that include an established buying price for cultivated guar. In some cases, processors even provide farmers with free seeds. However, the lack of legal binding means this could be a risky endeavor for many farmers as processors could back out and not buy their harvest.

The recent market fluctuations led customers, particularly in the U.S. oil and gas sector, to stockpile supplies of guar gum in early 2012 to protect against uncertainty.  Analysts expect the price to stay lower until the harvest season in November through December.  After that, we believe that the new crop will come to market and demand is expected to escalate again as continued hydraulic fracturing activity leads to a decrease in the oil and gas industry’s inventory.

Customers

We will target the United States, which is one of the largest importers of Indian grown guar, at 60% of the total guar market.  We also plan to sell to China (presently at about 7% of the market) and Canada. The other large importers of guar from India include Germany at 6%, Russia at 4% and Italy at 3%.

The U.S. oil and gas sector’s rapidly increasing demand for guar gum, most recently at 45 per cent of production, has attracted many of India’s producers. Despite the expanding supply, many analysts believe that guar prices will remain high because there are no easy or cheap alternatives and it is an essential component of fracturing fluids.

Also, we believe that the oil and gas industry’s increase in demand for guar gum has attracted suppliers away from other sectors such as food and beverages, paper, and textiles that are now facing a constrained supply as well.

We will focus on selling to the natural gas sector and taking advantage of present supply uncertainties by using research and technology to produce two high-yield harvests of guar a year.  Our CEO, Michael Shores, has relationships in the North American oil and gas industry, as well as contacts in both the China and Russia oil and gas sector.  To date, however, we have not entered into any contracts or agreements with any companies in the oil and gas sector.

Marketing and Sales Strategy

We believe that the guar market is growing and demand for the product is expected to continue.  Our marketing strategy is to focus on the oil and natural gas sector in the U.S., Canada, China and Russia, positioning our company as a modern, reliable and research-driven provider of quality guar gum for hydraulic fracturing.  We will include the following actions in our strategy.

•	Generate media attention to create interest after the first harvest by using established contacts in the television and Internet media throughout Southeast Asia.
•	Contract a well-respected international public relations firm to issue press releases to maintain attention.
•	Develop an informative website that attracts and educates potential buyers, and allows them to contact us immediately. We believe the press releases will create traffic to the site.
•	Establish sales by using existing contacts in the oil and natural gas industry in the U.S., Canada, China and Russia.
•	Contact online agricultural blogs, social media and magazines to generate attention on what we believe is our innovative approach to guar production.
•	Showcase our company as a company that is bringing technology and innovation to a traditionally low-tech, fragmented industry.

Farmland

We worked with our local manager to locate and lease 50 hectares of land.  We have leased land in the Hanumangarh area of Rajasthan state, a major guar growing area in the world.  Here, we believe the sandy soil allows the aeration necessary for guar plants’ root development.  The areas are also home to a canal irrigation facility that is available year-round, which will result in less dependency on the weather. Local labor, processing facilities and a reliable road connection to the transportation network for shipping the product are readily available at this location.  We also believe this is a good location to launch our Guar Global Farmer-Partner Cooperative Program

The information retrieved from satellite observation will assist us in planning and prioritizing cultivating activities, monitoring progress, and assessing impacts of various land use practices.  We believe the use of satellite technology will greatly increase our efficiency, saving time and money as it will eliminate much of the guesswork in guar farming.  For example, it will show where open fields were brought under tree cover to intercept rainfall, reduce soil erosion, and bind the topsoil.  We will be able to identify field bunds, contoured trenches, and check where dams were built to prevent monsoon rainwater from carrying away fertile topsoil.  At these locations, the water percolates into the ground to recharge tanks and wells.  We are currently negotiating with the Indian Space Research Organization to provide us with ongoing technical monitoring and evaluation services.  To date, we have not entered into any agreements with the Indian Space Research Organization.

Research and Development

With the support of carefully selected guar agriculture experts from several universities, we will focus on constantly monitoring the soil, the irrigation and the crop from seed to harvest, using all the information retrieved to improve and to increase yield as much as possible.  These two research and development consultants will work on techniques to increase quality and quantity of our guar gum product. We will also be open to research and development proposals from any innovators in the guar growing industry, and will fund ideas we believe are promising.  To date, we have engaged in discussions with several universities, but we have not yet established any relationships or entered into any agreements with any universities.

Areas of planned research could include the following:

•	Crop production in different climatic conditions
•	Crop production in different water availability
•	High yield varieties
•	High gum percentage variety
•	Short duration crops
•	Resistance to pest and disease
•	Improvement in the size and boldness of seed
•	Mechanization of the guar cultivation
•	Storage facility for guar
•	Efficient gum extraction technology
•	Increase in scope of application of guar seeds and gum
•	Marketing and processing infrastructure
•	Profit sharing model for Farmer-Partner Cooperative Members

We are in discussions to collaborate with an American university, Texas A&M, which has a longstanding research project furthering the guar growing business in the U.S. To date, we have not begun any research projects with Texas A&M or any other university.

Competition

In general, the markets in which we will compete include many companies focusing on certain geographic regions.  The market for guar production and farming is highly fragmented.  These service providers tend to focus either on a limited geographic region or a smaller subset of products and services. The remainder of the market is comprised of local competitors.

Our main competitors are Vikas WSP Limited, Abdullabhai Abdul Kader, Hindustan Gum, Dinesh Enterprises and Rama Industries.   Many of these companies will compete directly with us.  In addition, many of these companies already have an established market in the guar industry, have significantly greater financial and other resources than we do and have been developing their farmland and production facilities longer than Pure Guar has been in operation.  While we are a development stage company with limited operating history, we believe we will compete on the basis of our comprehensive business strategy, industry connections, and technological innovation.

Government Regulation

General

A significant portion of our initial business operations will occur in India.  We will be generally subject to laws and regulations applicable to foreign investment in India.  The legal system in India is based on common law and statute.  Similarly, as we expand into other markets, we will be subject to the laws and regulations of such jurisdictions.

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, may be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate and sell our products. It is our policy to abide by the laws and regulations that apply to our business.

In the United States, we are or may be required to comply with certain federal health and safety laws, laws governing equal employment opportunity, customs and foreign trade laws and regulations, and various other federal statutes and regulations.  We may also be subject to various state and local statutes and regulations.  We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Environmental Regulation

The main environmental laws governing our anticipated operations in India include: the Water (Prevention and Control of Pollution) Act 1974 (“Water Act”), which also sets out the powers, functions and hierarchy of the environmental agencies, including the Central Pollution Control Board (“CPCB”) and the state pollution control boards (“SPCBs”); the Air (Prevention and Control of Pollution) Act 1981 (“Air Act”); and the Environment (Protection) Act 1986 (“EP Act”), an umbrella law that enables the central government to take all measures it deems necessary to protect and improve the quality of the environment and to prevent, control and reduce environmental pollution.  The main environmental enforcement agencies are the CPCB and the SPCBs.  They were set up under the Water Act initially. However, the scope of their authority now includes the enforcement of the Air Act and various rules adopted under the EP Act, unless a specific authority has been set up under the rules.  The record of enforcement by the SPCBs varies across states.  Environmental agencies are more active and rigorous in states with a higher business/industrial presence, such as Maharashtra, Gujarat, Karnataka, Delhi and Chennai.

We currently comply in all material respects with applicable international, federal, state and local environmental laws, permits, orders and regulations that are applicable to our business.  In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them.  We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

Foreign Currency Exchange Rate

We expect that international revenues will account for a majority of our total revenues.  Our international operations expose us to foreign currency fluctuations.  Revenues and related expenses generated from our international operations will generally be denominated in the functional currencies of the local countries.  For example, revenues derived from the Republic of India will be denominated in rupees.   The Reserve Bank of India (“RBI”) imposes exchange control restrictions on foreign currency transactions. The Indian currency is not fully convertible. Generally, current accounts are fully convertible while capital accounts are only partially convertible, and only certain types of capital account transactions are permitted. There is usually a requirement to obtain prior consent from RBI, or to subsequently notify RBI of a transaction.  In addition, there are restrictions on the amount of Indian currency notes, coins and foreign exchange that can be brought into or taken out of the country.

Our statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenues, operating expenses and net income for our business.  Similarly, our revenues, operating expenses and net income will increase if the United States dollar weakens against foreign currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity.  In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.

Intellectual Property

Currently, we do not hold any intellectual property, such as trademarks or trade secrets.  To date, we do not have any patents nor have we submitted any patent applications; however, it is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

In the future, we will rely upon our intellectual property to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements with employees, consultants, and other suppliers and vendors will be adequate to protect our interests.

Employees

We currently have 4 employees, our chief executive officer, a general manager, farm manager and office coordinator.

Seasonality

Our business is subject to seasonality.  Guar is planted twice a year, in the early spring and fall.  There is no summer crop of guar.  In the winter season, a wheat crop is grown that has a lower value than guar.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this report before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy.  We are a development stage company that has not generated any revenue.  Use of guar seed and hydroxypropyl guar gum are limited in the natural gas hydraulic fracturing industry. Both the continued use of the guar gum in fracturing and the hydraulic fracturing industry in general, and our ability to introduce and develop new technology to increase yields of guar seed, face numerous risks and uncertainties. In particular, we have not proven that we can increase yields of guar seed in a manner that enables us to be profitable and meet industry requirements, develop intellectual property to increase guar seed production, develop and maintain relationships with key growers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have not generated revenue and have incurred losses.

Our auditors have expressed uncertainty as to our ability to continue as a going concern as at the period ended July 31, 2013. Furthermore, since inception we have not generated any revenue.  We have an accumulated deficit of $616,571 since inception. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing stockholders.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from debt and equity financings.  We expect to require substantial additional capital in the near future to develop our technology, research and farming practices.  We may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition which could prohibit us from developing a customer base and generating revenue.

The industry within which we compete, including the guar gum farming and production industry, are highly competitive with companies that have greater capital resources, facilities and established history of production and processing. Additionally, if demand for guar gum hydroxypropyl continues to grow as a result of increased natural gas hydraulic fracturing, we expect many new competitors to enter the market as there are no significant barriers to guar gum production.  More established agricultural companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to the growth and production of guar seed and guar gum. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our services or that competition in the industry will not lead to reduced prices for guar gum based products.  Our competitors may also introduce new alternatives to guar gum seeds and hydroxypropyl guar gum or be successful in developing other alternative production methods which could also increase competition and decrease demand for guar seed based products.

Inability to protect our proprietary rights could damage our competitive position.

Our business will be dependent upon the intellectual property we develop or acquire. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Even if a claim against us is unsuccessful, we would likely have to devote significant time and resources to defending against it.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and disruptive of a company’s management’s attention, and in any event may not lead to a successful result relative to the resources dedicated to any such litigation.

We may be unable to effectively develop an intellectual property portfolio or may fail to keep pace with advances in technology.

We have a limited operating history in the agriculture industry and there is no certainty that we will be able to effectively develop a viable portfolio of intellectual property. The success of our guar farming and processing depends upon our ability to create such intellectual property.

Even if we are able to obtain any regulatory approvals and clearances necessary for our technologies and methods, the success of such services will depend upon market acceptance.  Levels of market acceptance for our products and services could be affected by several factors, including:

•	the availability of alternative services from our competitors;
•	the price, quality and reliability of our products relative to that of our competitors; and
•	the timing of our market entry.

Additionally, our intellectual property must keep pace with advances by our competitors. Failure to do so could cause our position in the industry to erode rapidly.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we will rely significantly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We will enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

If we are unable to deliver consistent, high quality guar gum at sufficient volumes, our relationship with our customers may suffer and our operating results will be adversely affected.

Customers will expect us to be able to consistently deliver guar at sufficient volumes, while meeting their established quality standards. If we are unable to consistently deliver such volumes either from our own farms, or those of our grower partners, if any, our relationship with these customers could be adversely affected which could have a negative impact on our operating results.

Failure to effectively manage growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our farming operations and our research and development activities in the near term. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with government agencies, oil and gas companies, growers and partners; and
•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources.  Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Weather-related events could significantly affect our results of operations. We do not currently maintain insurance to cover weather-related losses and if we do obtain such insurance it likely will not cover all weather-related events and, even when an event is covered, our retention or deductible may be significant. Cooler temperatures in the regions where we operate could negatively affect us, while not affecting our competitors in other regions.

Our crops could also be affected by drought, temperature extremes, windstorms and floods.  For example, guar production in north western India is dependent on the performance of the monsoon.  Below average monsoon rainfall in 2000, 2002, 2004, 2007 and 2009 led to significant reductions in guar production and sharp price rises. Currently, there are concerns over the delayed onset of monsoon rains in Rajasthan, which could reduce guar production from the current season. Furthermore, severe weather events linked to seasonal weather patterns, such as droughts or flooding are common and can inflict severe harm through key supply chain components.

In addition, such crops could be vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower production and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. We may also experience shipping interruptions, port damage and changes in shipping routes as a result of weather-related disruptions.

Competitors and industry participants may be affected differently by weather-related events based on the location of their production and supply. If adverse conditions are widespread in the industry, it may restrict supplies and lead to an increase in prices for guar seed, but in the event we enter into fixed-price supply contracts, this may prevent us from recovering these higher costs.

A change in government policy, a downturn in the global economy or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

Our business depends on the growth and expansion of natural gas exploration in the U.S. as well as other parts of the world.  However, a global recession that causes a slowdown of natural gas exploration could reduce the demand for guar-based products adversely affecting our business, financial condition and results of operations and future prospects.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to locate arable land, develop new processes, seed strains, and other technologies that appeal to guar farmers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

Global economic conditions may adversely affect our industry, business and result of operations.

Disruptions in the global credit and financial market could result in diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. These economic uncertainties can affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  Such conditions can lead consumers to reduce power consumption, which can cause producers to cancel, decrease or delay orders with us.  We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions and such economic conditions could materially and adversely affect our business and results of operations.

Our business depends substantially on the continuing efforts of our key executive officer and our business may be severely disrupted if we lose his services.

Our future success depends substantially on the continued services of our key executive officer, Mr. Shores. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our current of future executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our current or future executives joins a competitor or forms a competing company, we may lose some of our customers.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products and services we provide.  While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It is also not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of July 31, 2013, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of July 31, 2013, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

•
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	Inadequate segregation of duties consistent with control objectives; and
•	Ineffective controls over period end financial disclosure and reporting processes

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Risks Related to Doing Business in India and Internationally

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our operations and investment in India may incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as being from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our operations in India may or may not be creditable on our income tax returns. We may also incur taxes in India on any profits that we may choose to distribute as dividends to our shareholders. We intend to avail ourselves of transfer pricing rules and minimize any Indian withholding tax or local taxes. However, there is no assurance that the Indian tax authorities will always recognize such rules in its applications.

Our industry depends on the stability of policies and the political situation in India and a change in policy could adversely affect our business.

The role of the Indian central and state governments in the Indian economy on producers, consumers and regulators has remained significant over the years. Since 1991, the Government of India has pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. We cannot assure you that these liberalization policies will continue under the present or under newly elected governments. Protests against privatization could slow down the pace of liberalization and deregulation. The rate of economic liberalization could change, and specific laws and policies affecting companies in the agricultural and production sectors in India, foreign investment, currency exchange rates and other matters affecting our business could change as well. A significant change in India’s economic liberalization and deregulation policies could disrupt business and economic conditions in India and thereby affect our business.

The lack of guar-specific regulation in India may negatively impact the production and pricing of guar products and could adversely affect our business.

Effective regulation across the guar supply chain is currently lacking in India and may dissuade international buyers from seeking guar product from India, due to lack of regulation and oversight, its impact on the ultimate cost of guar products and the timing of their arrival to the market. India’s near absence of guar-specific regulation at the production and processing end of the supply chain, increases the unpredictability in quantity, quality, and price of the product. Further, incoming legislation in India looks likely to open the commodities markets to foreign participation and halt the speculative trading that compounded price volatility through early 2012, but on-going restrictions, such as the prohibition of foreign direct investment in the agriculture sector, complicate and restrict supply chain options, and may adversely affect our business and operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject the Company to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Any violation of the Foreign Corrupt Practices Act (the “FCPA”), or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.  The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions.  Reputational risks for shale gas and food companies are compounded by pervasive corruption at all levels of government in India which is classified at ‘extreme risk’ in Maplecroft’s Corruption Risk Index.  According to Maplecroft’s report, the guar suppliers will likely be exposed to routine demands for bribes for issuing export licenses, vehicle permits, tax receipts, and customs and excise clearances.  Complicity with bribery payments pose direct risks to companies from legal repercussions under foreign legislation, such as the FCPA.  In Rajasthan, India’s main guar-producing state, levels of corruption are far higher than national averages.  Any accusations or allegations, even if proven false, could negatively affect our business reputation, and we may incur substantial fees defending any allegations and enacting internal compliance and training programs to conform to international standards.

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and our business.

Terrorist attacks and other acts of violence could have the direct effect of destroying our plants and property causing a loss and interruption of business. According to the CIA 2011 World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with Pakistan and other neighboring countries. The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose populations are Muslim, remains unresolved. While India and Pakistan resumed formal peace talks, there are no guarantees that these will be successful. In addition, India continues to struggle with insurgent attacks from Maoist- Naxalite groups. If the Indian government is unable to control the violence and disruption associated with these insurgencies, then the result could be the destabilization of the economy, and, consequently, an adverse effect on our business. Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, in Iraq, and more recently in Pakistan and other Asian countries. These events could adversely affect the Indian economy, and, as a result, negatively affect our business.

While we may obtain insurance to cover some of these risks and can file claims against the Indian contracting agencies, there can be no guarantee that we will be able to collect in a timely manner.  Further, India has a fairly active insurgency and a fairly active communist following. Any serious uprising from these groups could delay our work and disrupt our business. Terrorist attacks, insurgencies, or other threats of violence could slow down our farming activity and the production of guar seed, thereby adversely affecting our business.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

We are subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act, FEMA, regulates the conversion of the Indian rupee into foreign currencies. However, as according to the Reserve Bank of India, comprehensive amendments have been made to FEMA to support the government’s policy for economic liberalization. Companies are now permitted to operate in India without any special restrictions, effectively placing them on a par with wholly-owned Indian companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding these changes, the Indian foreign exchange market is not yet fully developed and we cannot assure that the Indian authorities will not revert back to regulating companies and imposing new restrictions on the convertibility of the Indian rupee. Any future restrictions on currency exchange may limit our ability to use our cash flow to fund operations outside of India.

Changes in the exchange rate of the Indian rupee may negatively influence our revenues and expenses.

Our operations will primarily be located in India. We will receive payment in Indian rupees for work in India. We report our financial statements in U.S. dollars. To the extent that there is a decrease in the exchange rate of Indian rupees relative to U.S. dollars, such a decrease could have a material impact on our operating results or financial condition.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets outside the United States.

Substantially all of our assets are currently located outside of the United States and two of our directors reside outside of the United States as well.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that India in particular does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States as the United States has not been declared a reciprocating territory by the Republic of India. Judgments from “non-reciprocating territories,” such as the United States, can be enforced only by filing a law suit in an Indian Court for a judgment based on the foreign judgment.  Indian courts are overburdened and therefore slow. Enforcing a foreign judgment in India could take years in some instances, depending upon the complexity of the issues involved in the dispute between the parties. Further, it is unclear if extradition treaties now in effect between the United States and India would permit effective enforcement of criminal penalties of the Federal securities laws.

Risks Related to an Investment in Our Securities

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

Although our common stock is quoted on the OTCQB under the symbol “GGBL”, there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Stockholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock”, such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain a provision permitting us to indemnify our directors to our company and shareholders to the fullest extent permitted by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock with a par value of $0.0001 per share, and 25,000,000 shares of preferred stock, $0.0001 per share.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements and in exchange for services rendered to the Company. Such issuances may not require the approval of our shareholders.  Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices for the Registrant are located at 407 E. Louisiana Street, McKinney, Texas 75069 USA.  The monthly rent for this property and related expenses is approximately US$1,500 per month.  Our main telephone number is (214) 380-9677.

Our corporate office address in Jaipur, India is: Guar Global Limited, Gordhan Sky Building, 4th Floor, Khatipura Road, Jaipur, Rajasthan, India.  The monthly rent for this property is $310 per month and the lease term is 36 months.

ITEM 3. LEGAL PROCEEDINGS

On May 17, 2013, the Company filed a complaint in the United States District Court for the District of Nevada against Charz Kelso, our former Director, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer. The lawsuit alleges that Mr. Kelso converted $116,210 in Company funds while he was the sole director and officer the Company, and includes related claims for breach of fiduciary responsibility, unjust enrichment and fraudulent concealment. The Company seeks compensatory, consequential, statutory, exemplary and punitive damages, including attorney’s fees and costs incurred in connection with the litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “GGBL,” as of July 31, 2013, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

On October 28, 2013, there were 15 holders of record of our common stock. Our transfer agent is Securities Transfer Corp., 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 and its phone number is (469) 633-0101.

Dividend Policy

As of the date of this Annual Report,  we have never paid cash dividends on our common stock.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant.  Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We have not sold or issued any securities during the fiscal year ended July 31, 2013 without registration under the Securities Act of 1933 which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Repurchase of Equity Securities

We have not made any repurchases of our common stock within the quarter ended July 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended July 31, 2012 and  July31, 2013 should be read in conjunction with the financial statements of the Company and the notes thereto and other financial information contained elsewhere in this From 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were organized under the laws of the State of Nevada on May 29, 2007 under the name ERE Management, Inc.

On July 31, 2013, we acquired Ninety Nine 99/100 percent (99.99%) of the capital stock of Pure Guar pursuant to the Stock Purchase Agreement dated July 31, 2013 by and among the Company, Pure Guar, and the Selling Shareholder for consideration of $1,692.43. The remaining 0.01% ownership in Pure Guar is held by Guar Innovations, a wholly-owned subsidiary of the Company.

Prior to the stock purchase, we were a development stage company focused on developing a software product that enables real estate agents with no technical knowledge to build a website to showcase their listings, and a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  As a result of the stock purchase, we acquired the business and operations of Pure Guar.

Pure Guar is a research-driven development stage company aiming to implement new, modern strategies that will increase yield of guar crops and produce a high quality product for the oil and gas.  To date, Pure Guar has not generated any revenue.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Year Ended July 31, 2012 to the Year Ended July 31, 2013

Revenue

The Company had no revenues for the years ended July 31, 2013 and July 31, 2012. We expect to begin earning revenues once the Company has harvested its initial crop.

Operating Expenses

Operating expenses for the year ended July 31, 2013 and the year ended July 31, 2012 were $338,048 and $25,284, respectively.  These expenses consisted of professional fees of $119,357 and $23,197, consulting fees of $111,905 and $0, travel expenses of $55,831 and $0 and general and administrative expenses of $50,955 and $2,087.

Net income (loss)

Our net losses for the year ended July 31, 2013 and the year ended July 31, 2012 were $497,338 and $25,284, respectively. Theses net losses were due to the lack of revenues and increases in expenses discussed above.

From Inception (May 2007) Through July 31, 2013

During the period from May 29, 2007 (date of inception), through July 31, 2013, we incurred operating expenses of $464,731 and a net loss of $616,571.

Liquidity and Capital Resources

As at July 31, 2013, we have $45,289 in cash and $738,960 in current liabilities. At such time our total assets were $170,889 and our total liabilities were $738,960. Our net working capital was, on a pro forma basis, ($598,746).

Cash to Operating Activities

During the year ended July 31, 2013, operating activities used cash of $440,192, resulting in a net loss of $497,338.

Cash to Investing Activities

During the year ended July 31, 2013, we expended $125,100 on investing activities.

Cash from Financing Activities

During the year ended July 31, 2013 we raised $604,980 through advances and loan proceeds.

Capital Requirements

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. We expect our initial capital requirements will be $200,000 per quarter.

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to hire personnel, acquire raw materials, plant and harvest our crop and agriculture production operations.  These planned agricultural development activities require significant cash expenditures.  We do not expect to generate any revenues from operations until 2014, so we are currently seeking financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 to 12 months. Such financing may consists of debt and/or equity financings, which may result in substantial dilution to our existing stockholders.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of July 31, 2013, we did not have any long-term debt or purchase obligations.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of website development costs and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this Annual Report on Form 10-K under this item have been examined by our independent accountants, Li and Company, PC, and are set forth beginning on Page F-1 of this Annual Report on Form 10-K, immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of July 31, 2013, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of July 31, 2013, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position	Since

Michael C. Shores	47	Chief Executive Officer, Chairman of the Board	2013

Joselito Christopher G. Imperial	43	Director, President, Secretary, Treasurer	2013

Ihsan Falou	76	Director	2013

Michael C. Shores, Chief Executive Officer and Chairman of the Board

Michael C. Shores, age 47, is currently the Chief Executive Officer of New China Ventures, a finance company formed to secure capital from strategic Asian investors for companies with “game changing” intellectual property.  Mr. Shores has held this position since November 2011.  Mr. Shores is responsible for setting strategic market objectives, evaluating intellectual property and aligning New China Ventures clients with correct global supply chain partners that frequently become investors as well.  He also serves as one of their “Cultural Interpreters”, having worked with Asia for over 20 years now.  New China Ventures focuses on the automotive, energy, medical and technology industries.

From September 2010, until October 2011, Mr. Shores served as President of Cambridge Industries Group, a global company headquartered in Shanghai, China.  Cambridge Industries Group is an independent telecom OEM supplier focused solely on GPON (Gigabit Passive Optical Network), which is an essential part of GPON OLT (Optical Line Terminal) vendors’ and service providers’ end-to-end GPON “Fiber to the Home” solutions.  Prior to joining Cambridge Industries Group, from January 2002 until June 2010, Mr. Shores was President and Chief Executive Officer of TXP Corporation, a company he founded and grew into an industry leader in the standalone inter-operable GPON Customer Premise Equipment space for the telecommunications industry.  None of the foregoing businesses are an affiliate of the Company.

Over the last two decades, Mr. Shores has been successfully involved in helping launch new high technology products into the automotive, consumer, energy, medical, networking, and communications market. Prior to founding TXP, Mr. Shores helped “green field” a New Product Introduction (NPI) center in 1997 for Flextronics in Richardson, Texas and then went on to help launch their photonics division.  Mr. Shores later negotiated successfully the spin-off of his NPI group from Flextronics in late 2001 to form TXP.

Mr. Shores has been a member of the Advisory Board for ASCENT Investment Management Company since November 2011, where he is actively involved in helping them explore new technologies.  Mr. Shores served on the board and was a founding member of the Texas-Israel Chamber of Commerce from 2007 to 2010.  He also served on the board of the American Indian Chamber of Commerce of Texas and the board of KOPTI (Korea Photonics Technology Institute) in Gwangju, South Korea.  He holds a BSBA with a focus on Economics from the University of Arkansas in Fayetteville.

We believe that Mr. Shores’ extensive background in both high technology development and manufacturing, and his entrepreneurial spirit will be a great asset in leading the Company both as Chief Executive Officer and as Chairman.

Joselito Christopher G. Imperial, Director, President, Secretary, Treasurer

Mr. Joselito Christopher G. Imperial, age 43, served as our President, Secretary and Treasurer as well as a Director from July 17, 2007 until October 22, 2012, and was reappointed to all such positions on February 3, 2013.  He has four years of experience in asset management, working with leading companies in the Philippines.  Since 2003, Mr. Imperial has been the business and asset manager for the Sterling Group of Companies in Makita City.  Prior to this, he was the real estate asset manager for McDonald's in the Philippines. Mr. Imperial's past work experience includes service as the business development officer for Kenny Rogers Roasters Philippines Incorporated, and the co-brand of Seattle's Best Coffee, Coffee Masters Incorporated.

Mr. Imperial's entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his prior management experience, led to our conclusion that Mr. Imperial should be serving as a member of our board of directors in light of our business and structure.

Ihsan Falou, Director

Mr. Ihsan Falou currently holds the position of a General Supervisor on a contractual basis in the Agricultural Statistics Bureau of the Ministry of Agriculture, Lebanon, a position he has held since 1998.  Mr. Falou has also been the Agricultural Technical advisor for the Chamber of Commerce in North Lebanon since 2002, and a consultant with SGS S.A., a global inspection, verification, testing and certification company, since 2001.  Since 1998 through today, Mr. Falou has consulted with the Food and Agriculture Organization (FAO) agency of the United Nations.  Mr. Falou received his Bachelor's and Master's degrees in Agricultural Engineering from the University of Damascus, Syria in 1974 and 1978, respectively. Upon graduation, he joined the Ministry of Agriculture as an inspector responsible for ensuring the quality and integrity of the food supply.

We believe that Mr. Falou’s experience with the food and agricultural industries will greatly benefit the Company’s business goals and operations.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Ethics

We currently do not have a Code of Ethics. We have not adopted a code of ethics because we do not yet have significant operations.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended July 31, 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have an audit, nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.  Neither our current nor proposed directors are independent directors as defined in the NASD listing standards.

As future funding permits, it is anticipated that the Board of Directors will form separate compensation, nominating and audit committees, with the audit committee including an audit committee financial expert.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock.  Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except that our former director and officer, Charz Kelso filed a late Form 3 in December 2012 in connection with his appointment as a director and officer of the Company, and our current President, Chief Financial Officer and director, Mr. Imperial failed to file a Form 3 in February 2013.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o 407 E. Louisiana Street, McKinney, Texas 75069.

Board Leadership Structure and Role on Risk Oversight

Michael C. Shores currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended January 31, 2013 and 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Michael C. Shores, Chief Executive Officer and Director (1)	2013 2012	$20,192.31(4) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$20,192.31 N/A

Joselito G. Christopher Imperial, President, Treasurer, Secretary and Director(2)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Charz Kelso, Former President, Secretary, Treasurer and Director(3)	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)	Mr. Shores was appointed the Chief Executive Officer and a director of our company on May 10, 2013.
(2)
Mr. Joselito Christopher G. Imperial, served as our President, Secretary and Treasurer as well as a director from July 17, 2007 until October 22, 2012, and was reappointed to all such positions on February 3, 2013.

(3)	Mr. Kelso served as a director of our company from October 15, 2012 to February 3, 2013 and the President, Secretary, Treasurer of our company from October 22, 2012 to February 3, 2013.
(4)	Represents Mr. Shores’ compensation from May 10, 2013 through July 31, 2013.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. Except for our employment agreement with Mr. Shores, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

On May 7, 2013, we entered into an employment agreement (the "Employment Agreement") with Mr. Shores in connection with his employment as the Chief Executive Officer and Chairman of the Board of Directors of the Company. Pursuant to the Employment Agreement, Mr. Shores will be employed as the Chief Executive Officer of the Company for a two year term, and will receive an initial base salary of $7,000 per month. Mr. Shores will dedicate between thirty and seventy percent of his time to operating the Company. Either party may terminate the Employment Agreement upon thirty (30) days written notice or immediately in certain other circumstances. In the event of termination for no cause (as defined in the Employment Agreement), we will pay Mr. Shores four (4) months severance.

Compensation of Directors

As noted above, we have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended July 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Ishan Falou	$-	-	-	-	-	-	$-

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee.  Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of October 28, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.  As of October 28, 2013, there were 59,000,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers

Michael C. Shores (2) Chief Executive Officer, Chairman of the Board 407 E. Louisiana Street McKinney, Texas 75069	10,000,000	16.95%

Ihsan Falou Director 407 E. Louisiana Street McKinney, Texas 75069	-

Joselito Christopher G. Imperial Director, President, Secretary and Treasurer 407 E. Louisiana Street McKinney, Texas 75069	1,300,000	2.20%

All Officers and Directors as a Group	11,300,000	19..15%

5% Shareholders

None

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)
Pursuant to the terms and conditions of the stock transfer agreement by and between Mr. Shores and Mr. Imperial, dated July 31, 2013, Mr. Shores does not have any voting or dispositive control over the shares of common stock that have not been released to him.  The shares of common stock are released to Mr. Shores upon achievement by the Company of certain milestones as further described in the stock transfer agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted a Code of Ethics and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Related Party Transactions

As of July 31, 2012, Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and Director, has provided the Company with working capital advances in the amount of $66,835 (2011-$36,835). The advances is non-interest bearing, unsecured, and has no specific terms of repayment.

On April 12, 2013, Guar Innovations Ltd., a wholly-owned subsidiary of the Registrant, acquired 0.01% of the capital stock of Pure Guar for consideration of ten (10) rupees.

On July 31, 2013, Mr. Joselito Christopher G. Imperial, our President, Secretary, Treasurer and Director, transferred 10,000,000 shares of our common stock to Mr. Michael C. Shores, our Chief Executive Officer and Chairman of the Board for $10,000 pursuant to a stock transfer agreement.   These shares of common stock were placed into an escrow account and will be released to Mr. Shores only upon the achievement by the Company of certain milestones.  All voting rights with respect to shares of common stock that have not yet been released to Mr. Shores will be retained by Mr. Imperial pursuant to the terms of the stock transfer agreement.

Reference is made to the Employment Agreement we entered into with Mr. Shores on May 7, 2013 as described above.

Other than as set forth above, none of our current officers or directors has been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

During the year ended July 31, 2013, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed during the fiscal years ended July 31, 2013 and 2012 for professional services rendered by Li & Company for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

We paid the following fees to our independent registered public accounting firms for work performed in fiscal 2013 and 2012:

	2013	2012

Audit Fees	$7,500	$5,250
Audit-Related Fees	-	4,500
Tax Fees	-	-
All Other Fees	5,000	-
Total	$12,500	$9,750

Pre Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by Li and Company and the estimated fees related to these services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(b) Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement dated July 31, 2013. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9, 2007).

3.1(b)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 19, 2012).

3.1(c)	Certificate of Change (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 19, 2012).

3.1(d)	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2012).

3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9, 2007).

10.1	Form of Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

10.2	Employment Agreement with Michael Shores dated May 7, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2013)

10.3
Stock Transfer Agreement dated July 31, 2013 by and between Joselito Christopher G. Imperial and Michael C. Shores (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

10.4
McKinney Flour Mill Lease Agreement, dated May 1, 2013, by and between McKinney Flour Mill and Michael Shores (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

10.5
Memorandum of Understanding, dated April 15, 2013, between Amit Seth and Pure Guar India Private Limited (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

10.6
Jaipur Office Lease Agreement dated July 2013, between Mrs. Pushpa Kumari and Pure Guar India Private Limited (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2013)

21	List of Subsidiaries - Guar Innovations, Ltd., a Washington corporation and Pure Guar India Private Limited, a company organized under the laws of the Republic of India

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, Section 302*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, Section 302*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350, Section 906*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, Section 906*

101	Interactive Data File**

*  Filed Herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUAR GLOBAL LTD.

Date: November 5, 2013	By:	/s/ Michael C. Shores
Michael C. Shores, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Michael C. Shores
Michael C. Shores	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 5, 2013

/s/ Joselito Christopher G. Imperial
Joselito Christopher G. Imperial	President, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	November 5, 2013

/s/ Ihsan Falou
Ihsan Falou	Director	November 5, 2013

Guar Global Ltd.

(A Development Stage Company)

July 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of July 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2013 and 2012 and for the Period from May 29, 2007 (Inception) through July 31, 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from May 29, 2007 (Inception) through July 31, 2013	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2013 and 2012 and for the Period from May 29, 2007 (Inception) through July 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Guar Global Ltd.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Guar Global Ltd. (the “Company”), a development stage company, as of July 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 29, 2007 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at July 31, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
November 4, 2013

 Guar Global Ltd.
 (A Development Stage Company)
 Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
Assets

Current assets
Cash	$45,289	$5,601
Prepaid expenses	11,224	300
Prepaid harvest	28,999	-
Prepaid land lease	49,712	-
Cultivation	4,990	-

Total current assets	140,214	5,901

Goodwill	30,675	-

Total assets	$170,889	$5,901

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued liablities	$40,600	$9,799
Interest payable	26,545	-
Advances payable	76,815	66,835
Loans payable	595,000	-

Total current liabilities	738,960	76,634

Total Liabilities	738,960	76,634

Stockholders' deficit
Preferred stock: $0.001 par value: 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 300,000,000 shares authorized;
59,000,000 and 73,200,000 shares issued and outstanding, respectively	5,900	7,320
Additional paid-in capital	42,600	41,180
Deficit accumulated during the development stage	(616,571)	(119,233)

Total stockholders' deficit	(568,071)	(70,733)

Total liabilities and stockholders' deficit	$170,889	$5,901

See accompanying notes to the consolidated financial statements.

 Guar Global Ltd.
 (A Development Stage Company)
 Consolidated Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 29, 2007
	Ended	Ended	(inception) through
	July 31, 2013	July 31, 2012	July 31, 2013

Revenues	$-	$-	$-

Operating expenses
Professional fees	119,357	23,197	223,085
Consulting	111,905	-	111,905
Travel expense	55,831	-	55,831
General and administrative	50,955	2,087	73,910

Total operating expenses	338,048	25,284	464,731

Loss from operations	(338,048)	(25,284)	(464,731)

Other (income) expense
Other income	-	-	(7,450)
Foreign currency transaction (gain) loss	16,535	-	16,535
Interest expense	26,545	-	26,545
Loss from failed venture	116,210	-	116,210

Other (income) expense, net	159,290	-	151,840

Loss before income tax provision	(497,338)	(25,284)	(616,571)

Income tax provision	-	-	-

Net loss	$(497,338)	$(25,284)	$(616,571)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	73,200,000	73,200,000

See accompanying notes to the consolidated financial statements.

Guar Global Ltd.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from May 29, 2007 (Inception) through July 31, 2013

				Deficit
				Accumulated	Total
	Common Stock, $0.0001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, May 29, 2007 (inception)	-	$-	$-	$-	$-

Shares issued for cash at $0.0003 per share on August 1, 2008	48,000,000	4,800	15,200	-	20,000

Net loss				(1,999)	(1,999)

Balance, July 31, 2007	48,000,000	4,800	15,200	(1,999)	18,001

Shares issued for cash at $0.001 per share on January 24, 2008	25,200,000	2,520	25,980		28,500

Net loss				(43,401)	(43,401)

Balance, July 31, 2008	73,200,000	7,320	41,180	(45,400)	3,100

Net loss				(21,813)	(21,813)

Balance, July 31, 2009	73,200,000	7,320	41,180	(67,213)	(18,713)

Net loss				(10,046)	(10,046)

Balance, July 31, 2010	73,200,000	7,320	41,180	(77,259)	(28,759)

Net loss				(16,690)	(16,690)

Balance, July 31, 2011	73,200,000	7,320	41,180	(93,949)	(45,449)

Net loss				(25,284)	(25,284)

Balance, July 31, 2012	73,200,000	7,320	41,180	(119,233)	(70,733)

Common stock cancellation	(14,200,00)	(1,420)	1,420		-

Net loss				(497,338)	(497,338)

Balance, July 31, 2013	59,000,000	$5,900	$42,600	$(616,571)	$(568,071)

See accompanying notes to the consolidated financial statements.

 Guar Global Ltd.
 (A Development Stage Company)
 Consolidated Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	May 29, 2007
	Ended	Ended	(inception) through
	July 31, 2013	July 31, 2012	July 31, 2013
Cash flows from operating activities:
Net loss	$(497,338)	$(25,284)	$(616,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	5,950
Changes in operating assets and liabilities:
Prepaid expenses	(200)	(300)	(500)
Accounts payable and accrued liabilities	30,801	(1,241)	40,600
Interest payable	26,545	-	26,545

Net cash used in operating activities	(440,192)	(26,825)	(543,976)

Cash flows from investing activities
Investment in Pure Guar	(1,692)	-	(1,692)
Advances to Pure Guar prior to acquisition	(131,426)	-	(131,426)
Cash acquired from acquisition	8,018	-	8,018
Website development cost	-	-	(5,950)

Net cash used in investing activities	(125,100)	-	(131,050)

Cash flows from financing activities:
Advances from stockholder	9,980	30,000	76,815
Proceeds from loans payable	595,000	-	595,000
Proceeds from sale of common stock	-	-	48,500

Net cash provided by financing activities	604,980	30,000	720,315

Net change in cash	39,688	3,175	45,289

Cash, beginning of period	5,601	2,426	-

Cash, end of period	$45,289	$5,601	$45,289

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Guar Global Ltd.
(A Development Stage Company)
July 31, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Guar Global Ltd.

Guar Global Ltd. (“GGL” or the “Company”), was incorporated under the laws of the State of Nevada on May 29, 2007. GGL intends to engage in the cultivation and sale of the guar bean in India.

Amendments to the Articles of Incorporation

Effective March 14, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend the Company’s Articles of Incorporation to (a) increase the number of shares of authorized common stock from 20,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check" preferred stock, par value $0.0001, per share; (c) change the par value of each share of common stock from $0.001 per share to $0.0001 per share; and (d) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Effective September 24, 2012 the Board of Directors and the majority voting stockholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from "ERE Management,  Inc." to "Guar  Global  Ltd.".

Acquisition of Pure Guar India Private Limited

On July 31, 2013, the Company acquired Ninety Nine and 99/100 percent (99.99%) of the capital stock of Pure Guar India Private Limited, a company organized under the laws of the Republic of India pursuant to a Stock Purchase Agreement dated July 31, 2013 (the “Stock Purchase Agreement”) by and among the Company, Pure Guar, and the shareholders of Pure Guar (the “Selling Shareholders”). The Company paid $1,692.43 to the Selling Shareholder.

Pure Guar India Private Limited

Pure Guar India Private Limited (“Pure Guar”) was incorporated on February 19, 2013 under the laws of India to engage in any lawful business or activity for which corporations may be organized under the laws of India.  Pure Guar intends to engage in the cultivation and sale of the guar bean in India.

Note 2 – Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected July 31 as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)
Assumption of an going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, (d) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Guar Global Ltd.	The State of Nevada	May 29, 2007	100%

Pure Guar India Private Limited	The Republic of India	February 19, 2013 (July 31, 2013)	99.99%

The consolidated financial statements include all accounts of the Company as of July 31, 2013 and 2012 and for the fiscal years then ended and all accounts of Pure Guar as of July 31, 2013 (date of acquisition).

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception, have been considered as part of the Company's development stage activities.

Business Combinations

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill, if any; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired is recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price is recorded as a gain from a bargain purchase.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer, the entity that obtains control of the acquiree, in accordance with ASC paragraph 805-20-25-5, and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

In accordance with ASC Section 805-20-25 as of the acquisition date, the acquirer shall recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Recognition of identifiable assets acquired and liabilities assumed is subject to the conditions specified in ASC paragraphs 805-20-25-2 through 25-3.

The recognized intangible assets of the acquiree are valued through the use of the market, income and/or cost approach, as appropriate. The Company utilizes the income approach on a debt-free basis to estimate the fair value of identifiable assets acquired in the acquiree at the date of acquisition with the assistance of a third party valuation firm.  This method eliminates the effect of how the business is presently financed and provides an indication of the value of the total invested capital of the Company or its business enterprise value.

Business Enterprise Valuation

The Company utilizes the income approach, discounted cash flows method, to estimate the business enterprise value with the assistance of a third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of the business acquired, the Company forecasts sales and net cash flow for the acquiree for five (5) years into the future and uses a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree.  The basic method of forecasting involves using past experience to forecast the future. The next step is to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of acquisition, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant note combined the financial position or the results of operations of the Company and acquired entities as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma combined financial statements have been prepared and presented by management for illustrative purposes only and are not necessarily indicative of the combined financial position or combined results of operations in future periods or the results that actually would have been realized had the Company and acquired entities been a combined company during the specified periods.  The pro forma adjustments are based on the information available at the time of the preparation of this document and assumptions that management believe are reasonable.  The pro forma combined financial information, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with the Company’s historical financial statements included in its Annual Report in Form 10-K for the fiscal year ended July 31, 2013 as filed with United States Securities and Exchange Commission (“SEC”) herewith, its Annual Report in Form 10-K for the fiscal year ended July 31, 2012 as filed with United States Securities and Exchange Commission (“SEC”) on October 29, 2012.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, prepaid harvest, prepaid land lease, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Goodwill

The Company follows Subtopic 350-20 of the FASB Accounting Standards Codification for goodwill. Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Indian Rupee, the Company’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s statements of income and comprehensive income (loss).

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended July 31, 2013 or 2012.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of Pure Guar are maintained in their local currency, the Indian Rupee (“INR”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between INR vs. U.S. dollar exchange rate quoted by the Reserve Bank of India and INR vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the INR amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.

Translation of amounts from INR into U.S. dollars has been made at the following exchange rates for the respective periods:

July 31, 2013

Balance sheets	60.3474

Statements of operations and comprehensive income (loss)

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification (“Section 220-10-45”) to present comprehensive income (loss).  Section 220-10-45 establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s consolidated statements of income and comprehensive income (loss) and stockholders’ equity.

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

There were no potentially outstanding dilutive shares for the fiscal years ended July 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at July 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Business Acquisitions

(i) Acquisition of Pure Guar India Private Limited

On July 31, 2013, the Company acquired Ninety Nine and 99/100 percent (99.99%) of the capital stock of Pure Guar India Private Limited, a company organized under the laws of the Republic of India (“Pure Guar”) pursuant to a Stock Purchase Agreement dated July 31, 2013 (the “Stock Purchase Agreement”) by and among the Company, Pure Guar, and the shareholders of Pure Guar (the “Selling Shareholders”). The Company paid $1,692.43 to the Selling Shareholders.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer, the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5, and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Guar Global Ltd. was the accounting acquirer for the merger between Guar Global Ltd. and Pure Guar India Private Limited.

The specific control factors considered to determine which entity was the accounting acquirer were as follows:

(i) The ownership interest of each party after the acquisition

GGL's common shares issued and outstanding prior to the Pure Guar acquisition	73,200,000	100.0%

GGL's common shares issued to the members of Pure Guar for the acquisition of all of the issued and outstanding limited liability company interests in Pure Guar upon acquisition of Pure Guar	-	-%

	73,200,000	100.0%
(ii) The members of the board of directors from both companies

The members of the board of directors from GGL prior to Pure Guar acquisition	1	100.0%

The members of the board of directors from GGL upon acquisition of Pure Guar	-	-%

	1	100.0%

(iii) Senior management from both companies

Senior management from GGL prior to Pure Guar acquisition	1	100.0%

Senior management from GGL upon acquisition of Pure Guar	-	-%

	1	100.0%

Allocation of Purchase Price

The purchase price of Pure Guar has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in Pure Guar based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$8,018	$-	$8,018
Prepaid expenses	10,724	-	10,724
Prepaid harvest	28,999	-	28,999
Prepaid land lease	49,712	-	49,712
Cultivation	4,990	-	4,990
Advances from Guar Global	(131,426)	-	(131,426)
Goodwill	-	30,675	30,675

Total	(28,983)	30,675	1,692

Non-controlling interest	(-)	-	(-)

Purchase price	$(28,983)	$30,675	$1,692

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	July 31, 2013	July 31, 2012

Prepaid expenses	$11,224	$300
Prepaid harvest (a)	$28,999	$-
Prepaid land lease (b)
Total lease payment	$74,568	$-

Accumulated amortization	(24,856)	-

Prepaid land lease, net	$49,712	$-

(a)	Pure Guar prepaid the seller’s estimated portion of the harvest revenue. The harvest will occur in October or November 2013 at which time an exact amount will be determined.
(b)	Pure Guar prepaid a land lease of INR4,500,000 for a term of one (1) year that commenced April 13, 2013 and expires April 12, 2014. Pure Guar is amortizing this amount over the term of the lease.

Note 6 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

July 31, 2013
Acquisition of Pure Guar
Goodwill	30,675

Accumulated impairment	(-)

$30,675

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at July 31, 2013.

Note 7 – Convertible Notes Payable

On November 9, 2012, the Company entered into a loan agreement. The balance of $200,000 is due on November 9, 2013, bears interest at 10% per annum and is convertible at $0.25 per share, at the discretion of the holder.  Interest outstanding at July 31, 2013 is $14,466. $150,000 of the $200,000 received was advanced for a potential acquisition in Hong Kong. The venture failed and the advance was written off.

On January 16, 2013, the Company entered into a loan agreement. The balance of $50,000 is due on January 16, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder.  Interest outstanding at July 31, 2013 is $2,685. The $50,000 that was received was advanced for a potential acquisition in Hong Kong. The venture failed and the advance was written off.

On April 10, 2013 the Company entered into a loan agreement. The balance of $195,000 is due on April 10, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder.  Interest outstanding at July 31, 2013 is $5,983.

On May 9, 2013 the Company entered into a loan agreement. The balance of $150,000 is due on May 9, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder.  Interest outstanding at July 31, 2013 is $3,411.

Note 8 – Stockholders’ Equity

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

On July 31, 2013, the former president of the Company surrendered 14,200,000 shares of common stock which was cancelled by the Company as part of the acquisition of Pure Guar.

Note 9 – Related Party Transactions

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

Employment Agreement

Effective May 7, 2013, the Board of Directors of the Company appointed Mr. Michael C. Shores as Chief Executive Officer and Chairman of the Board of Directors.

In association with this appointment, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Shores in connection with his employment as the Chief Executive Officer and Chairman of the Board of Directors of the Company. Pursuant to the Employment Agreement, Mr. Shores will be employed as the Chief Executive Officer of the Company for a two (2) year term, and will receive an initial base salary of $7,000 per month. Mr. Shores will dedicate between thirty (30%) and seventy (70%) percent of his time to operate the Company. Either party may terminate the Employment Agreement upon thirty (30) days written notice or immediately in certain other circumstances. In the event of termination for no cause (as defined in the Employment Agreement), the Company will pay Mr. Shores four (4) month severance. Mr. Shores and the Company also agreed to negotiate the terms of a restricted stock award plan within sixty (60) days of the date of the Employment Agreement.

Note 10 – Income Tax Provision

Deferred tax assets

At July 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $616,571 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $209,634 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $169,095 and $8,596 for the fiscal year ended July 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	July 31, 2013	July 31, 2012
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$209,634	40,539
Less: Valuation allowance	(209,634)	(40,539)

Deferred tax assets, net of valuation allowance	$-	$-

Income tax provision in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended July 31, 2013	For the Fiscal Year Ended July 31, 2012

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Pro Forma Income Tax Information (Unaudited)

The pro forma income tax information, inclusive of income tax rate, income tax provision (benefits), if any, deferred tax assets and valuation allowance on deferred tax assets, presented below reflect the provision for income tax, based on the combined results of operations of the Company and the acquired entities for the periods presented, which would have been recorded as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

Deferred tax assets

Should the acquisition of the acquired entities had occurred as of the first date of the first period presented, at July 31, 2013, the Company would have had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $647,211 that may be offset against future taxable income through 2033.  No tax benefit would have been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $220,052 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets would consist primarily of the tax effect of NOL carry-forwards.  The Company would have provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance would have increased approximately $179,513 and $8,596 for the fiscal year ended September 30, 2012 and 2011, respectively.

Components of deferred tax assets in the combined balance sheets would have been as follows:

	July 31, 2013	July 31, 2012
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$220,052	40,539
Less: Valuation allowance	(220,052)	(40,539)

Deferred tax assets, net of valuation allowance	$-	$-

Income tax provision in the combined statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes would have been as follows:

	For the Fiscal Year Ended July 31, 2013	For the Fiscal Year Ended July 31, 2012

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 11 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the combined financial position or combined results of operations of the Company and acquired entities for the fiscal year ended July 31, 2013 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

 Guar Global Ltd.
 (A Development Stage Company)
 Pro Forma Combined Statements of Operations
 (Pro Forma)
 (Unaudited)

	For the Fiscal Year Ended July 31, 2013
	GGL	Pure Guar	Consl Adj.	Pro Forma Combined

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	119,357	-		119,357
Consulting	111,905	-		111,905
Transfer agent and fiilng fees	4,072	-		4,072
Website	35,000	-		35,000
Travel	55,831	-		55,831
Land lease expenses	-	24,856		24,856
General and administrative	11,883	5,784		17,667

Total operating expenses	338,048	30,640	-	368,688

Loss from operations	(338,048)	(30,640)	-	(368,688)

Other (income) expense
Foreign currency transaction (gain) loss	16,535	-		16,535
Interest expense	26,545	-		26,545
Loss from failed venture	116,210	-		116,210

Other (income) expense, net	159,290	-	-	159,290

Loss before income tax provision	(497,338)	(30,640)	-	(527,978)

Income tax provision	-	-	-	-

Net loss	$(497,338)	$(30,640)	$-	$(527,978)

Net loss per common share:
- Basic and diluted				$(0.01)

Weighted average common shares outstanding
- basic and diluted				73,200,000

See accompanying notes to the financial statements.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Convertible Notes Payable

On August 26, 2013 the Company entered into a loan agreement. The balance of $200,000 is due on August 26, 2014, bears interest at 10% per year and is convertible at $0.25 per share, at the discretion of the holder.