Form 10-Q
period 2013-10-31
Guar Global Ltd.
filed 2013-12-16
CIK 1415751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2013

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

            407 E. Louisiana Street, Suite 104, McKinney Texas 75069
                    (Address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes [ ] No [X]

As of December 13, 2013, 59,000,000 shares of the issuer's common stock, $0.0001 par value, were outstanding.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Mine Safety Disclosures                                              27

Item 5.  Other Information                                                    27

Item 6.  Exhibits                                                             27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Guar Global Ltd.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                    October 31, 2013       July 31, 2013
                                                                    ----------------       -------------
                                                                      (Unaudited)
ASSETS

Current assets
  Cash                                                                 $   51,736           $   45,289
  Prepaid expenses                                                         11,425               11,224
  Prepaid harvest                                                          28,656               28,999
  Prepaid land lease                                                       30,703               49,712
  Crop cultivation                                                         41,268                4,990
                                                                       ----------           ----------
      Total current assets                                                163,788              140,214
                                                                       ----------           ----------

Goodwill                                                                   30,675               30,675
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $  194,463           $  170,889
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liablities                              $   42,333           $   40,600
  Interest payable                                                         45,159               26,545
  Advances payable                                                         76,815               76,815
  Convertible notes payable                                               795,000              595,000
                                                                       ----------           ----------
      Total current liabilities                                           959,307              738,960
                                                                       ----------           ----------

      Total Liabilities                                                   959,307              738,960
                                                                       ----------           ----------
Stockholders' deficit
  Preferred stock par value $0.0001: 25,000,000 shares authorized;
   none issued or outstanding                                                  --                   --
  Common stock par value $0.0001: 300,000,000 shares authorized;
   59,000,000 shares issued and outstanding                                 5,900                5,900
  Additional paid-in capital                                               42,600               42,600
  Deficit accumulated during the development stage                       (811,984)            (616,571)
  Accumulated other comprehensive income (loss)
    Foreign currency translation gain (loss)                               (1,360)                  --
                                                                       ----------           ----------
      Total stockholders' deficit                                        (764,844)            (568,071)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  194,463           $  170,889
                                                                       ==========           ==========


        See accompanying notes to the consolidated financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                                               For the Period from
                                                    Three Months           Three Months           May 29, 2007
                                                       Ended                  Ended           (inception) through
                                                  October 31, 2013       October 31, 2012       October 31, 2013
                                                  ----------------       ----------------       ----------------
Revenues                                            $         --           $         --           $         --
                                                    ------------           ------------           ------------
Operating expenses
  Professional fees                                       39,913                  3,955                262,998
  Consulting                                              99,415                     --                211,320
  Travel expense                                           5,868                     --                 61,699
  Amortization                                            17,954                     --                 17,954
  General and administrative                              13,649                  1,133                 87,559
                                                    ------------           ------------           ------------
      Total operating expenses                           176,799                  5,088                641,530
                                                    ------------           ------------           ------------

Loss from operations                                    (176,799)                (5,088)              (641,530)
                                                    ------------           ------------           ------------
Other (income) expense
  Other income                                                --                     --                 (7,450)
  Foreign currency transaction (gain) loss                    --                     --                 16,535
  Interest expense                                        18,614                     --                 45,159
  Loss from failed venture                                    --                     --                116,210
                                                    ------------           ------------           ------------
      Other (income) expense, net                         18,614                     --                170,454
                                                    ------------           ------------           ------------

Loss before income tax provision                        (195,413)                (5,088)              (811,984)

Income tax provision                                          --                     --                     --
                                                    ------------           ------------           ------------

Net loss                                            $   (195,413)          $     (5,088)          $   (811,984)
                                                    ============           ============           ============
Net loss per common share:
 - Basic and diluted                                $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
 - basic and diluted                                  59,000,000             73,200,000
                                                    ============           ============


        See accompanying notes to the consolidated financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
      For the Period from May 29, 2007 (Inception) through October 31, 2013
                                   (Unaudited)

                                                                                              Accumulated Other
                                                                                               Comprehensive
                                                                                                income (loss)
                                             Common Stock,                        Deficit      --------------
                                          $0.0001 Par Value                     Accumulated       Foreign        Total
                                        ----------------------     Additional   during the       Currency     Stockholders'
                                        Number of                   paid-in     Development     Translation      Equity
                                         Shares         Amount      Capital        Stage        gain (loss)     (Deficit)
                                         ------         ------      -------        -----        -----------     ---------
Balance, May 29, 2007 (inception)              --      $    --     $     --      $      --       $     --     $        --

Shares issued for cash at $0.0003
per share on August 1, 2008            48,000,000        4,800       15,200                                        20,000

Net loss                                                                            (1,999)            --          (1,999)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2007                 48,000,000        4,800       15,200         (1,999)            --          18,001

Shares issued for cash at $0.001
per share on January 24, 2008          25,200,000        2,520       25,980                                        28,500

Net loss                                                                           (43,401)            --         (43,401)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2008                 73,200,000        7,320       41,180        (45,400)            --           3,100

Net loss                                                                           (21,813)            --         (21,813)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2009                 73,200,000        7,320       41,180        (67,213)            --         (18,713)

Net loss                                                                           (10,046)            --         (10,046)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2010                 73,200,000        7,320       41,180        (77,259)            --         (28,759)

Net loss                                                                           (16,690)            --         (16,690)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2011                 73,200,000        7,320       41,180        (93,949)            --         (45,449)

Net loss                                                                           (25,284)            --         (25,284)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2012                 73,200,000        7,320       41,180       (119,233)            --         (70,733)

Common stock cancellation             (14,200,000)      (1,420)       1,420             --             --              --

Net loss                                                                          (497,338)            --        (497,338)
                                      -----------      -------     --------      ---------       --------     -----------
Balance, July 31, 2013                 59,000,000        5,900       42,600       (616,571)            --        (568,071)

Net loss                                                                          (195,413)            --        (195,413)

Foreign currency translational
gain (loss)                                                                                        (1,360)         (1,360)

Total comprehensive loss                                                                                         (196,773)
                                      -----------      -------     --------      ---------       --------     -----------

Balance, October 31, 2013              59,000,000      $ 5,900     $ 42,600      $(811,984)      $ (1,360)    $  (764,844)
                                      ===========      =======     ========      =========       ========     ===========

        See accompanying notes to the consolidated financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                 For the Period from
                                                      Three Months           Three Months           May 29, 2007
                                                         Ended                  Ended           (inception) through
                                                    October 31, 2013       October 31, 2012       October 31, 2013
                                                    ----------------       ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (195,413)            $   (5,088)            $ (811,984)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                             --                     --                  5,950
  Changes in operating assets and liabilities:
     Prepaid expenses                                       (327)                   (45)                  (827)
     Prepaid land lease                                   18,422                     --                 18,422
     Accounts payable and accrued liabilities              1,732                   (379)                42,332
     Interest payable                                     18,614                     --                 45,159
                                                      ----------             ----------             ----------
Net cash used in operating activities                   (156,972)                (5,512)              (700,948)
                                                      ----------             ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Pure Guar                                     --                     --                 (1,692)
  Advances to Pure Guar prior to acquisition                  --                     --               (131,426)
  Cash acquired from acquisition                              --                     --                  8,018
  Crop cultivation                                       (36,308)                    --                (36,308)
  Website development costs                                   --                     --                 (5,950)
                                                      ----------             ----------             ----------
Net cash used in investing activities                    (36,308)                    --               (167,358)
                                                      ----------             ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                   --                     --                 76,815
  Proceeds from convertible notes payable                200,000                     --                795,000
  Proceeds from sale of common stock                          --                     --                 48,500
                                                      ----------             ----------             ----------
Net cash provided by financing activities                200,000                     --                920,315
                                                      ----------             ----------             ----------

Effect of exchange rate changes on cash                     (273)                    --                   (273)

Net change in cash                                         6,447                 (5,512)                51,736

Cash, beginning of period                                 45,289                  5,601                     --
                                                      ----------             ----------             ----------

Cash, end of period                                   $   51,736             $       89             $   51,736
                                                      ==========             ==========             ==========
Supplemental disclosure of cash flows information:
  Interest paid                                       $       --             $       --             $       --
                                                      ==========             ==========             ==========
  Income tax paid                                     $       --             $       --             $       --
                                                      ==========             ==========             ==========


        See accompanying notes to the consolidated financial statements.

                                Guar Global Ltd.
                          (A Development Stage Company)
                            October 31, 2013 and 2012
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

GUAR GLOBAL LTD.

Guar Global Ltd. (the "Company") was incorporated under the laws of the State of Nevada on May 29, 2007. The Company intends to engage in the cultivation and sale of the guar bean in India.

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

ACQUISITION OF PURE GUAR INDIA PRIVATE LIMITED

On July 31, 2013, the Company acquired Ninety Nine and 99/100 percent (99.99%) of the capital stock of Pure Guar India Private Limited, a company organized under the laws of the Republic of India pursuant to a Stock Purchase Agreement dated July 31, 2013 (the "Stock Purchase Agreement") by and among the Company, Pure Guar, and the shareholders of Pure Guar (the "Selling Shareholders"). The Company paid $1,692.43 to the Selling Shareholder.

PURE GUAR INDIA PRIVATE LIMITED

Pure Guar India Private Limited ("Pure Guar") was incorporated on February 19, 2013 under the laws of India to engage in any lawful business or activity for which corporations may be organized under the laws of India. Pure Guar intends to engage in the cultivation and sale of the guar bean in India.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended July 31, 2013 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on November 5, 2013.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimate(s) and assumption(s) affecting the financial statements were:

     (i) Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
     (ii) Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the
          Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;
     (iii)Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

PRINCIPLES OF CONSOLIDATION

The Company applies the guidance of Topic 810 "Consolidation" of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries--all entities in which a parent has a controlling financial interest--shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent's power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Guar Global Ltd.                    The State of Nevada                May 29, 2007                    100%

Pure Guar India Private Limited     The Republic of India              February 19, 2013
                                                                       (July 31, 2013)               99.99%

Guar Innovations Ltd.               The State of Washington            February 20, 2013               100%

All inter-company balances and transactions have been eliminated.

BUSINESS COMBINATIONS

The Company applies Topic 805 "Business Combinations" of the FASB Accounting Standards Codification for transactions that represent business combinations to be accounted for under the acquisition method. Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer;
(ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill, if any; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the liabilities assumed and the purchase price over the assets acquired is recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price is recorded as a gain from a bargain purchase.

IDENTIFICATION OF THE ACCOUNTING ACQUIRER

The Company used the existence of a controlling financial interest to identify the acquirer, the entity that obtains control of the acquiree, in accordance with ASC paragraph 805-20-25-5, and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6. The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree--the closing date.

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

INHERENT RISK IN THE ESTIMATES

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company's combined portfolio of products and/or services, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, prepaid harvest, prepaid land lease, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which includes goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

LEASES

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification ("Paragraph 840-10-25-1"). Pursuant to Paragraph

840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company's normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company's leases. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

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

FOREIGN CURRENCY TRANSACTIONS

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Indian Rupee, the Company's functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to
Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company's statements of income and comprehensive income (loss).

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes.
Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the reporting period ended October 31, 2013 or 2012.

FOREIGN CURRENCY TRANSLATION

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification ("Section 830-10-45") for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income
(loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary's local currency to be the functional currency for its foreign subsidiary.

The financial records of Pure Guar are maintained in their local currency, the Indian Rupee ("INR"), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders' equity.

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

Translation of amounts from INR into U.S. dollars has been made at the following exchange rates for the respective periods:

                                                                October 31, 2013
                                                                ----------------
Balance sheets                                                      61.0697
Statements of operations and comprehensive
 income (loss)                                                      62.6620

COMPREHENSIVE INCOME (LOSS)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification ("Section 220-10-45") to present comprehensive income (loss).
Section 220-10-45  establishes  rules for the reporting of comprehensive  income
(loss) and its components. Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company's consolidated statements of income and comprehensive income (loss) and stockholders' equity.

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

There were no potentially outstanding dilutive shares for the reporting period ended October 31, 2013 or 2012.

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

In March 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity's governing documents from the entity's inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity's inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at October 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company's cash position may not be sufficient to support the Company's daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues and to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - BUSINESS ACQUISITIONS

(i) ACQUISITION OF PURE GUAR INDIA PRIVATE LIMITED

On July 31, 2013, the Company acquired Ninety Nine and 99/100 percent (99.99%) of the capital stock of Pure Guar India Private Limited, a company organized under the laws of the Republic of India ("Pure Guar") pursuant to a Stock Purchase Agreement dated July 31, 2013 (the "Stock Purchase Agreement") by and among the Company, Pure Guar, and the shareholders of Pure Guar (the "Selling Shareholders"). The Company paid $1,692.43 to the Selling Shareholders.

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

The specific control factors considered to determine which entity was the accounting acquirer were as follows:

(i) The ownership interest of each party after the acquisition

Common shares of the Company issued and outstanding prior to the Pure Guar
  acquisition                                                                            73,200,000             100.0%
Common  shares of the  Company  issued to the  members of Pure Guar for the acquisition  of all of  the  issued  and  outstanding  limited  liability company interests in Pure
  Guar upon acquisition of Pure Guar                                                             --                --%
                                                                                         ----------             -----
                                                                                         73,200,000             100.0%
                                                                                         ==========             =====
(ii) The members of the board of directors from both companies

The members of the board of directors from the Company prior to Pure Guar acquisition             1             100.0%
The members of the board of directors from the Company upon acquisition of Pure Guar             --                --%
                                                                                         ----------             -----
                                                                                                  1             100.0%
                                                                                         ==========             =====
(iii) Senior management from both companies

Senior management from the Company prior to Pure Guar acquisition                                 1             100.0%
Senior management from the Company upon acquisition of Pure Guar                                 --                --%
                                                                                         ----------             -----
                                                                                                  1             100.0%
                                                                                         ==========             =====

ALLOCATION OF PURCHASE PRICE

The purchase price of Pure Guar has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in Pure Guar based on their estimated fair values at the date of acquisition as follows:

                                                 Fair Value         Fair Market
                               Book Value        Adjustment            Value
                               ----------        ----------            -----

Cash                           $   8,018         $      --          $   8,018
Prepaid expenses                  10,724                --             10,724
Prepaid harvest                   28,999                --             28,999
Prepaid land lease                49,712                --             49,712
Cultivation                        4,990                --              4,990
Advances from Guar Global       (131,426)               --           (131,426)
Goodwill                              --            30,675             30,675
                               ---------         ---------          ---------
      Total                      (28,983)           30,675              1,692

Non-controlling interest             (--)               --                (--)
                               ---------         ---------          ---------
      Purchase price           $ (28,983)        $  30,675          $   1,692
                               =========         =========          =========

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following:

                                        October 31, 2013         July 31, 2013
                                        ----------------         -------------

Prepaid expenses                            $ 11,425                $ 11,224
                                            ========                ========
Prepaid harvest (a)                         $ 28,656                $ 28,999
                                            ========                ========
Prepaid land lease (b)
  Total lease payment                       $ 73,686                $ 74,568
  Accumulated amortization                   (42,983)                (24,856)
                                            --------                --------
      Prepaid land lease, net               $ 30,703                $ 49,712
                                            ========                ========

(a)  Pure Guar prepaid the seller's  estimated  portion of the harvest  revenue.
     The crop has recently been harvested and the exact amount will be determined shortly.
(b) On April 13, 2013 Pure Guar prepaid INR4,500,000 for a land lease of for a term of one (1) year expiring April 12, 2014. Pure Guar is amortizing this amount over the term of the lease.

NOTE 6 - GOODWILL

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

                                                                October 31, 2013
                                                                ----------------
Acquisition of Pure Guar
  Goodwill                                                            30,675
  Accumulated impairment                                                 (--)
                                                                    --------
                                                                    $ 30,675
                                                                    ========

IMPAIRMENT

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at July 31, 2013.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

                                                                                 October 31, 2013     July 31, 2013
                                                                                 ----------------     -------------
On November 9, 2012,  the Company  entered into a convertible  note payable in the amount of $200,000 due on November 9, 2013,  bears  interest at 10% per annum  and is  convertible  at $0.25  per  share at the  discretion  of the holder.  $150,000 of the  $200,000  received  was  advanced for a potential acquisition in Hong Kong. The venture failed and $66,210 of the advance was written off. The Note is currently past due.
  Accrued interest outstanding at October 31, 2013 is $19,507.                        $200,000          $200,000

On January 16, 2013,  the Company  entered into a convertible  note payable in the amount of $50,000 due on January 16,  2014,  bears  interest at 10% per annum  and is  convertible  at $0.25  per  share at the  discretion  of the holder.  $50,000 received was advanced for a potential  acquisition in Hong
  Kong. The venture failed and $50,000 advance was written off.
  Accrued interest outstanding at October 31, 2013 is $3,945.                           50,000            50,000

On April 10, 2013 the Company  entered into a convertible  note payable in the amount of $195,000 due on April 10, 2014,  bears  interest at 10% per annum and is convertible at $0.25 per share at the discretion of the holder.
  Accrued interest outstanding at October 31, 2013 is $10,898.                         195,000           195,000

On May 9, 2013 the Company  entered  into a  convertible  note  payable in the amount of $150,000 due on May 9, 2014,  bears  interest at 10% per year and is convertible at $0.25 per share at the discretion of the holder.
  Accrued interest outstanding at October 31, 2013 is $7,192.                          150,000           150,000

On August 26, 2013 the Company entered into a convertible  note payable in the amount of $200,000 due on August 26, 2014,  bears interest at 10% per annum and is convertible at $0.25 per share at the discretion of the holder.
  Accrued interest outstanding at October 31, 2013 is $3,617.                          200,000                --
                                                                                      --------          --------
                                                                                      $795,000          $595,000
                                                                                      ========          ========

The Company is in the process of negotiating a resolution to the expiration of note due November 9, 2013.

NOTE 8 - STOCKHOLDERS' EQUITY

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

On July 31, 2013, the former president of the Company surrendered 14,200,000 shares of common stock which was cancelled by the Company upon receipt as part of the acquisition of Pure Guar.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

CONVERTIBLE NOTE PAYABLE

On November 29, 2013 the Company entered into a convertible note payable in the amount of $100,000 is due on November 29, 2014, bears interest at 10% per annum and is convertible at $0.25 per share at the discretion of the holder.

EQUITY INCENTIVE PLAN

On November 26, 2013, the Board of Directors of the Company approved its 2013 Equity Incentive Plan expiring November 26, 2023, whereby the Board of Directors authorized 11,800,000 shares of the Company's common stock to be reserved for issuance (the "2013 Equity Plan"). The purpose of the 2013 Equity Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2013 Equity Incentive Plan are limited to the Company's employees, directors and consultants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE IN PARTICULAR TO THE DESCRIPTION OF OUR PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS UNDERLYING SUCH PLANS AND OBJECTIVES, AND OTHER FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT. SUCH STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF SUCH TERMS OR THE NEGATIVE OF SUCH TERMS. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHERS, CAPITAL EXPENDITURES, EARNINGS, LITIGATION, REGULATORY MATTERS, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. ACTUAL RESULTS IN EACH CASE COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS BY REASON OF FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, CHANGES IN CONSUMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH WE OPERATE, RESULTS OF LITIGATION, AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS, AND THE RISK FACTORS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FILED ON NOVEMBER 5, 2013.

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars and, unless otherwise indicated, references to "we," "our," "us," "GGBL," the "Company" or the "Registrant" refer to Guar Global Ltd., a Nevada corporation and its wholly owned subsidiary Guar Innovations, Ltd., a Washington corporation ("Guar Innovations") and its majority owned subsidiary Pure Guar India Private Limited, a company organized under the laws of the Republic of India ("Pure Guar").

OVERVIEW

We were organized under the laws of the State of Nevada on May 29, 2007 under the name ERE Management, Inc.

On July 31, 2013, we acquired Ninety Nine 99/100 percent (99.99%) of the capital stock of Pure Guar pursuant to the Stock Purchase Agreement dated July 31, 2013 by and among the Company, Pure Guar, and the selling shareholder for consideration of $1,692.43. The remaining 0.01% ownership in Pure Guar is held by Guar Innovations.

Prior to the stock purchase, we were a development stage company focused on developing a software product that enables real estate agents with no technical knowledge to build a website to showcase their listings, and a public reporting "shell company," as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the stock purchase, we acquired the business and operations of Pure Guar.

Pure Guar is a research-driven development stage company aiming to implement new, modern strategies that will increase yield of guar crops and produce a high quality product for the oil and gas. To date, Pure Guar has not generated any revenue.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through October 31, 2013. We expect to begin earning revenues once the Company has harvested its initial crops, less any seed used as crop expansion for Farmer/Partner Cooperative Program.

EXPENSES

Operating expenses for three months ended October 31, 2013 and 2012 were $176,799 and $5,088, respectively. These expenses consisted of professional fees of $39,913 and $3,955, consulting fees of $99,415 and $0, travel expenses of $5,868 and $0, amortization of $17,954 and $0 and general and administrative expenses of $13,649 and $1,133.

NET LOSS

Our net losses for the year ended October 31, 2013 and the year ended October 31, 2012 were $195,413 and $5,088, respectively. Theses net losses were due to the lack of revenues and increases in expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As at October 31, 2013, we have $51,736 in cash and $959,307 in current liabilities. At such time our total assets were $194,463 and our total liabilities were $959,307. Our net working capital was, on a pro forma basis, ($795,519).

In 2013, we issued various  convertible  notes in the form  previously  filed as
Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2013:

     (i) on each of April 10, 2013 and May 16, 2013, we issued notes to Benchmark Solutions Inc. in the aggregate principal amount of $345,000;
     (ii) on August 26, 2013, we issued a note to Rocas Limited in the principal amount of $200,000; and
     (iii)on November 29, 2013, we issued a note to Eastwood Investments LLC in the principal amount of $100,000.

Each of the notes described above matures on the one-year anniversary of its issuance and bears interest at the rate of ten percent (10%) per annum. No payments of principal or interest are due on any note prior to its maturity date.

CASH TO OPERATING ACTIVITIES

For the three months ended October 31, 2013 and 2012, operating activities used cash of $156,972 and $5,512, respectively, resulting in a net loss of $195,413 and $5,088, respectively.

CASH TO INVESTING ACTIVITIES

For the three months ended October 31, 2013 and 2012, we expended $36,308 and $0, respectively, on investing activities.

CASH FROM FINANCING ACTIVITIES

For the three months ended October 31, 2013 and 2012, we raised $200,000 and $0, respectively, through advances and loan proceeds.

CAPITAL REQUIREMENTS

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses total approximately $70,000 but this may increase to approximately $100,000 in 2014. In order to successfully execute our India strategy an additional $400,000 will be required in long-term financing which will be used for hiring additional personnel, and acquiring raw materials to fund our Farmer/Partner cooperative program.

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

We are a development stage corporation and have not generated any revenues from operations. Therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, our historical and existing capital structure is not adequate to fund our planned growth. We anticipate generating losses through 2013 and into 2014. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, including by issuing additional common stock through a public offering. There can be no assurance that we will be successful in procuring the financing we are seeking, or on terms that are favorable to us. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash sufficient to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to our current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. In addition, we cannot be assured of profitability in the future.

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

In March 2013, the FASB issued ASU 2013-07, "PRESENTATION OF FINANCIAL STATEMENTS (TOPIC 205): LIQUIDATION BASIS OF ACCOUNTING." The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity's governing documents from the entity's inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity's inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management had concluded that as of July 31, 2013, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

     i) We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.
     ii) We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management's view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.
     iii) We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
     iv) We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 29, 2013, we issued a convertible note to Eastwood Investments LLC in the principal amount of $100,000 which matures on November 29, 2013 and bears interest at the rate of ten percent (10%) per annum. No payments of principal or interest are due on the note prior to its maturity date.

The holder may exercise its conversion right and convert the outstanding amounts under the convertible note into the number of shares of common stock determined by dividing (i) the unpaid principal of the note and any accrued and unpaid interest by (ii) 80% of the market price of our common stock at the time of conversion.

In the event of any change of control of the Company, including any reorganization, merger, sale of all or substantially all of the Company's assets or any issuance or sale by the Company of more than 50% of the outstanding voting power of the Company, the note becomes immediately due and payable.

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

3.2 Bylaws (incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-147250) filed on November 9,
         2007).

10.1 Guar Global Ltd. 2013 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 9,
         2013)

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101      Interactive Data File**

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

                               GUAR GLOBAL LTD.


Date: December 16, 2013        By: /s/ Michael C. Shores
                                   ---------------------------------------------
                                   Michael C. Shores
                                   Chief Executive Officer (principal executive
                                   officer)


                               By: /s/ Joselito Christopher G. Imperial
                                   ---------------------------------------------
                                   Joselito Christopher G. Imperial
                                   President, Treasurer, Secretary and Director
                                   (principal financial officer and principal
                                   accounting officer)